Form 10-Q
period 2023-03-31
PGIM Private Credit Fund
filed 2023-06-15
CIK 1923622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

OR

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 814-01582

PGIM Private Credit Fund

(Exact name of Registrant as specified in its Charter)

Delaware	88-1771414
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

655 Broad Street
Newark, NJ	07102-4410
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s telephone number, including area code): (973) 802-5032

Securities registered pursuant to Section 12(b) of the Act:

None	Not applicable	Not applicable
(Title of each class)	(Trading Symbol(s) )	(Name of each exchange where registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of June 15, 2023 was $4,285,940 of Class I.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements about the PGIM Private Credit Fund’s (the “Fund,” “we,” “us” or “our”) business, including, in particular, statements about the Fund’s plans, strategies and objectives. You can generally identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include the Fund’s plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond the Fund’s control. Although the Fund believes the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and the Fund’s actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by the Fund or any other person that the Fund’s objectives and plans, which the Fund considers to be reasonable, will be achieved. These risks, uncertainties and other factors include, without limitation:

●	our future operating results;
●	our business prospects and the prospects of the companies in which we may invest;
●	the impact of the investments that we expect to make;
●	our ability to raise sufficient capital and repurchase shares to execute our investment strategy;
●	general economic, logistical and political trends and other external factors, including inflation and recent supply chain and labor market disruptions;
●	the ability of our portfolio companies to achieve their objectives;
●	changes in the general interest rate environment;
●	the adequacy of our cash resources, future financing sources and working capital;
●	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
●	our contractual arrangements and relationships with third parties;
●	risks associated with the demand for liquidity under our share repurchase program and the Board of Trustee’s (the “Board”) continued approval of quarterly tender offers;
●	actual and potential conflicts of interest with PGIM Investments LLC (“PGIM Investments,” the “Manager” or the “Valuation Designee”) or any of its affiliates;
●	the elevating levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;
●	the dependence of our future success on the general economy and its effect on the industries in which we may invest;
●	our business prospects and the prospects of our portfolio companies, including our and their ability to effectively respond to challenges posed by COVID-19;
●	the ability of the Manager to source suitable investments for us and to monitor and administer our investments;
●	the impact of future acquisitions and divestitures;
●	the ability of the Manager or its affiliates to attract and retain highly talented professionals;
●	general price and volume fluctuations in the stock market;
●	our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”);
●	the impact on our business of U.S. and international financial reform legislation, rules and regulations;
●	the effect of changes to tax legislation and our tax position; and
●	the tax status of the enterprises in which we may invest.

You should carefully review the “Risk Factors” section of our prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 7, 2023 for a discussion of the risks and uncertainties that the Fund believes are material to its business, operating results, prospects and financial condition. Except as otherwise required by federal securities laws, the Fund does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I – Financial Information

Item 1. Financial Statements.

PGIM Private Credit Fund

Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $46,938 and $8,486 at March 31, 2023 and December 31, 2022, respectively)(1)	$47,017	$8,486
Cash and cash equivalents	25,157	3,218
Foreign currency, at value	916	—
Interest receivable from non-controlled/non-affiliated investments	390	43
Receivable for investments sold	79	—
Due from Manager	167	89
Other assets	—	1
Total assets	$73,726	$11,837

LIABILITIES
Payable for investments purchased	6,134	—
Payable to custodian	586	—
Trustees' fees payable	44	—
Unrealized depreciation on OTC forward foreign currency exchange contracts	11	—
Professional fees payable	75	50
Custodian and accounting fees payable	67	22
Accrued expenses and other liabilities	36	20
Total liabilities	$6,953	$92

Commitments and contingencies (Note 7)

NET ASSETS
Common shares, $0.001 par value (unlimited shares authorized; 2,606,908 and 468,100 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	3	—	(*)
Paid–in capital in excess of par value	66,100	11,703
Total distributable earnings (loss)	670	42
Total net assets	$66,773	$11,745
NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$66,773	$11,745
Common shares outstanding ($0.001 par value, unlimited shares authorized)	2,606,908	468,100
Net asset value per share	$25.61	$25.09

(1)	Includes unfunded loan commitments which are disclosed in footnote seven within the Schedule of Investments.

(*)  Less than $500

The accompanying notes are an integral part of these financial statements

PGIM Private Credit Fund

Statement of Operations
(in thousands, except share and per share amounts)
(Unaudited)

For the Three
Months Ended
March 31, 2023
Investment income
From non-affiliated investments:
Interest income	$565
Dividend income	40
Total investment income	605

Expenses
Custodian and accounting fees	45
Trustees’ fees	44
Professional fees	25
Other general & administrative	16
Total expenses	130
Expense reimbursement (Note 3)	(78)
Net expenses	52
Net Investment Income (loss)	553

Realized and Unrealized Gain (Loss) on Investments and Foreign Currency Transactions
Net Realized gain (loss) on:
Non-affiliated investments transactions	—
Foreign currency transactions	12
12
Net change in unrealized appreciation (depreciation) on:
Non-affiliated Investments	79
Forward currency contracts	(11)
Foreign currencies	(5)
63
Net gain (loss) on investments and foreign currency transactions	75
Net increase (decrease) in net assets resulting from operations	$628

The accompanying notes are an integral part of these financial statements

PGIM Private Credit Fund

Statement of Changes in Net Assets
(in thousands)
(Unaudited)

For the Three
Months Ended
March 31, 2023
Operations
Net investment income (loss)	$553
Net realized gain (loss)	12
Net change in unrealized appreciation (depreciation)	63
Net increase (decrease) in net assets resulting from operations	628

Distributions to common shareholders	—

Share transactions
Class I
Proceeds from shares sold	54,400
Net increase (decrease) from share transactions	54,400
Total increase (decrease) in net assets	55,028
Net Assets, beginning of period	11,745
Net Assets, end of period	$66,773

The accompanying notes are an integral part of these financial statements

PGIM Private Credit Fund

Statement of Cash Flows
(in thousands)
(Unaudited)

For the Three
Months Ended
March 31, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$628
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(79)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	11
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	5
Net realized (gain) loss on investments	—
Net accretion of discount and amortization of premium	(28)
Purchases of investments, net	(32,527)
Proceeds from principal repayments	237
(Increase) decrease in assets
Interest receivable	(347)
Receivable for investments sold	(79)
Due from Manager	(78)
Other assets	1
Increase (decrease) in liabilities
Payable to custodian	586
Trustees’ fees payable	44
Professional fees payable	25
Custodian and accounting fees payable	45
Accrued expenses and other liabilities	16
Net cash provided by (used in) operating activities	(31,540)

Cash flows from financing activities:
Proceeds from issuance of common shares	54,400
Net cash provided by (used in) financing activities	54,400

Effect of foreign exchange rate changes on cash and cash equivalents	(5)
Net increase (decrease) in cash and cash equivalents, including foreign currency	22,855
Cash and cash equivalents, beginning of period	3,218
Cash and cash equivalents, end of period, including foreign currency	$26,073

The accompanying notes are an integral part of these financial statements

PGIM Private Credit Fund

Schedule of Investments

March 31, 2023

(in thousands)

(Unaudited)

	Reference
	Rate and						Maturity	Par			Fair	% of
Investments(1)	Spread(2)					Interest Rate(2)	Date	Amount		Cost(3)	Value	Net Assets
Investments—non-affiliated
First Lien Debt(4) (5)
Beverages
Suja Merger Sub, LLC(6)	1M	S +	0.10	% +	5.50%	10.40%	8/23/2027		$2,993	$2,956	$2,973	4.45%
										2,956	2,973	4.45
Business Services
Eureka Entertainment, LLC	1M	S +	0.10	% +	6.75%	11.65%	12/20/2027		2,144	2,098	2,108	3.16
Eureka Entertainment, LLC (Revolver) (7)	1M	S +	0.10	% +	6.75%	11.65%	12/20/2027		319	(7)	(5)	(0.01)
										2,091	2,103	3.15
Chemicals
AgroFresh, Inc.	1M	S +	0.10	% +	6.50%	11.40%	3/31/2029		5,298	5,139	5,139	7.70
AgroFresh, Inc.	1M	E +	7.25%			10.17%	3/31/2029	EUR	838	882	882	1.32
AgroFresh, Inc. (Delayed Draw) (7)	1M	S +	0.10	% +	6.50%	11.40%	3/31/2029		707	(11)	(11)	(0.02)
AgroFresh, Inc. (Revolver) (7)	1M	S +	0.10	% +	6.50%	11.40%	3/31/2028		566	125	125	0.19
										6,135	6,135	9.19
Commercial Services & Supplies
ZircoData Holdings Pty Ltd (6)	3M	B +	6.25%			9.97%	5/3/2026	AUD	1,859	1,232	1,233	1.85
										1,232	1,233	1.85
Construction & Engineering
ADB Acquisition, LLC (6)	3M	S +	0.26	% +	6.50%	11.67%	12/18/2025		3,493	3,428	3,410	5.11
Capital Construction, LLC	1M	S +	0.10	% +	6.25%	11.15%	10/22/2026		931	912	916	1.37
Capital Construction, LLC (Delayed Draw)	1M	S +	0.10	% +	6.25%	11.15%	10/22/2026		1,259	1,233	1,239	1.86
Capital Construction, LLC (Revolver) (7)	1M	S +	0.10	% +	6.25%	11.15%	10/22/2026		222	51	52	0.08
Full Circle Fiber Operating LLC	3M	S +	0.15	% +	7.00%	12.06%	12/16/2027		5,548	5,418	5,444	8.15
										11,042	11,061	16.57
Containers & Packaging
Toledo AcquisitionCo Inc. (6)	3M	S +	0.15	% +	6.00%	11.06%	8/21/2027		3,000	2,947	2,949	4.41
										2,947	2,949	4.41
Environmental and Facilities Services
Legend Buyer, Inc.	3M	S +	0.10	% +	6.00%	11.01%	1/19/2029		1,131	1,104	1,104	1.65
Legend Buyer, Inc. (Revolver) (7)	3M	S +	0.10	% +	6.00%	11.01%	1/19/2029		214	6	6	0.01
										1,110	1,110	1.66
Gas Utilities
Sail Energy, LLC	3M	S +	0.15	% +	6.75%	11.81%	1/24/2028		1,184	1,161	1,161	1.74
Sail Energy, LLC (Delayed Draw) (7)	3M	S +	0.15	% +	6.75%	11.81%	1/24/2028		794	677	677	1.01
Sail Energy, LLC (Revolver) (7)	3M	S +	0.15	% +	6.75%	11.81%	1/24/2028		381	(7)	(7)	(0.01)
										1,831	1,831	2.74

PGIM Private Credit Fund

Schedule of Investments (continued)

March 31, 2023

(in thousands)

(Unaudited)

	Reference
	Rate and						Maturity	Par		Fair	% of
Investments(1)	Spread(2)					Interest Rate(2)	Date	Amount	Cost(3)	Value	Net Assets
Investments—non-affiliated (continued)
Human Resource & Employment Services
Pryor Learning, LLC	1M	S +	0.10	% +	7.00%	11.90%	2/28/2028	$1,900	$1,858	$1,858	2.79%
Pryor Learning, LLC (Revolver) (7)	1M	S +	0.10	% +	7.00%	11.90%	2/28/2028	203	(4)	(4)	(0.01)
									1,854	1,854	2.78
IT Consulting and Other Services
MajorKey Technologies Holdings LLC (6)	6M	S +	0.43	% +	6.00%	11.33%	12/3/2026	2,955	2,919	2,920	4.37
									2,919	2,920	4.37
Pharmaceuticals
Quest Products, LLC (6)	3M	L +	7.00%			12.19%	6/19/2025	2,244	2,219	2,220	3.32
									2,219	2,220	3.32
Professional Services
HH Global Finance LTD (6)	3M	L +	6.20%			11.39%	2/25/2027	3,000	2,950	2,951	4.42
Prestige Employee Administrators, LLC (6)	3M	S +	0.15	% +	6.00%	11.06%	12/31/2025	3,143	3,102	3,123	4.68
									6,052	6,074	9.10
Software
Knowledge Support Systems, Inc. (6)	3M	S +	6.50%			11.41%	11/17/2029	1,663	1,622	1,624	2.43
									1,622	1,624	2.43
Trading Companies & Distributors
Entertainment Earth, LLC (6)	3M	S +	0.15	% +	6.50%	11.56%	7/22/2027	2,981	2,928	2,930	4.39
									2,928	2,930	4.39

Total First Lien Debt									$46,938	$47,017	70.41%
Total Investments—non-affiliated									$46,938	$47,017	70.41%

Cash Equivalents
State Street Institutional Treasury Plus Money Market Fund (8)									25,157	25,157	37.68
Cash Equivalents									$25,157	$25,157	37.68%
Total Portfolio Investments and Cash Equivalents									$72,095	$72,174	108.09%

(1)	Unless otherwise indicated, issuers of debt investments held by the Fund are denominated in dollars. All debt investments are income producing unless otherwise indicated.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), London Interbank Offered Rate (“LIBOR” or “L”), Euro Interbank Offered Rate (“EURIBOR” or “E”) or Australian Bank Bill Swap Rate (“BBSW” or “B”), which generally resets periodically. As of March 31, 2023, the rate for 3 month L was 5.19%. As of March 31, 2023, the rates for 1M S, 3M S and 6M S were 4.80%, 4.91%, and 4.90% respectively. As of March 31, 2023 the rate for 1M E was 2.92% and 3 M B was 3.72%. For each loan, the Fund has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of March 31, 2023.
(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)	Unless otherwise indicated, issuers of debt held by the Fund are domiciled in the United States.
(5)	All investments valued using unobservable inputs (Level 3), unless otherwise noted (see Note 2. Accounting Policies and Note 5. Fair Value Measurements).
(6)	Represents a loan that was purchased by the Fund and transferred at fair value from the parent company of PGIM Strategic Investments, Inc. in March 2023.

PGIM Private Credit Fund

Schedule of Investments (continued)

March 31, 2023

(in thousands)

(Unaudited)

(7)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from unamortized fees, which are capitalized to the investment cost. See below for more information on the Fund’s unfunded commitments:

				Unfunded
		Commitment		Commitment
Investments—non-affiliated	Commitment Type	Expiration Date	Unfunded	Fair Value
AgroFresh, Inc.	Delayed Draw Term Loan	03/31/2029	$707	$(11)
AgroFresh, Inc.	Revolver	03/31/2028	425	(17)
Capital Construction, LLC	Revolver	10/22/2026	167	(3)
Eureka Entertainment, LLC	Revolver	12/20/2027	319	(5)
Legend Buyer, Inc.	Revolver	01/19/2029	202	(5)
Pryor Learning, LLC	Revolver	02/28/2028	203	(4)
Sail Energy, LLC	Delayed Draw Term Loan	01/24/2028	101	(16)
Sail Energy, LLC	Revolver	01/24/2028	381	(7)
Total			$2,505	$(68)

(8)	Cash equivalents balance represents amounts held in interest-bearing money market funds issued by State Street Institutional Treasury Plus Money Market Fund (Investor Class (SAEXX)), which had a 30-day yield of 4.46% as of March 31, 2023.

ADDITIONAL INFORMATION

Forward Foreign Currency Exchange Contracts

	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation
Counterparty	(000’s)	(000’s)	Date	(Depreciation)
Macquarie Bank Limited	USD 1,238	AUD 1,859	May 22, 2023	$(9)
Macquarie Bank Limited	USD 13	AUD 19	May 22, 2023	(0)
Macquarie Bank Limited	USD 921	EUR 845	July 7, 2023	(2)
				$(11)

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments

December 31, 2022

(in thousands)

	Reference
	Rate and					Maturity	Par		Fair	% of
Investments(1)	Spread(2)				Interest Rate(2)	Date	Amount	Cost(3)	Value	Net Assets
Investments—non-affiliated
First Lien Debt(4) (5)
Business Services
Eureka Entertainment, LLC	3M S +	0.15	% +	6.75%	11.49%	12/20/2027	$2,149	$2,101	$2,101	17.89%
Eureka Entertainment, LLC (Revolver) (6)	3M S +	0.15	% +	6.75%	11.49%	12/20/2027	319	(7)	(7)	(0.06)
								2,094	2,094	17.83
Construction & Engineering
Capital Construction, LLC	1M S +	0.10	% +	6.50%	10.96%	10/22/2026	931	911	911	7.76
Capital Construction, LLC (Revolver) (6)	1M S +	0.10	% +	6.50%	10.96%	10/22/2026	222	50	50	0.43
Capital Construction, LLC (Delayed Draw) (6)	1M S +	0.10	% +	6.50%	10.96%	10/22/2026	1,259	(14)	(14)	(0.12)
Full Circle Fiber Operating LLC	3M S +	0.15	% +	7.00%	11.74%	12/16/2027	5,583	5,445	5,445	46.36
								6,392	6,392	54.43
Total First Lien Debt								$8,486	$8,486	72.26%
Total Investments—non-affiliated								$8,486	$8,486	72.26%
Cash Equivalents
State Street Institutional Treasury Plus Money Market Fund (7)								3,218	3,218	27.40
Total Cash Equivalents								$3,218	$3,218	27.40%
Total Portfolio Investments and Cash Equivalents								$11,704	$11,704	99.66%

(1)	Unless otherwise indicated, issuers of debt investments held by the Fund are denominated in dollars. All debt investments are income producing unless otherwise indicated.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), which generally resets periodically. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of December 31, 2022, rates for the 1 month and 3 month S were 4.36% and 4.59%, respectively. For each loan, the Fund has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and the interest rate in effect as of December 31, 2022. As of December 31, 2022, 100.0% of the portfolio at fair value had a base rate floor above zero. For each such loan, the Fund has provided the interest rate in effect on the date presented.
(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)	Unless otherwise indicated, issuers of debt held by the Fund are domiciled in the United States.
(5)	All investments valued using unobservable inputs (Level 3), unless otherwise noted (see Note 2. Accounting Policies and Note 5. Fair Value Measurements).

PGIM Private Credit Fund

Schedule of Investments (continued)

December 31, 2022

(in thousands)

(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from unamortized fees, which are capitalized to the investment cost. See below for more information on the Fund’s unfunded commitments:

				Unfunded
	Commitment	Commitment		Commitment
Investments— non-affiliated	Type	Expiration Date	Unfunded	Fair Value
Capital Construction, LLC	Delayed Draw Term Loan	10/22/2026	$1,259	$(14)
Capital Construction, LLC	Revolver	10/22/2026	167	(5)
Eureka Entertainment, LLC	Revolver	12/20/2027	319	(7)
Total			$1,745	$(16)

(7)	Cash equivalents balance represents amounts held in interest-bearing money market funds issued by State Street Institutional Treasury Plus Money Market Fund (Investor Class (SAEXX)), which had a 30-day yield of 3.90% as of December 31, 2022.

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Notes to Financial Statements (unaudited)

(dollars in thousands, except share and per share amounts)

Note 1. Organization

The Fund is a Delaware statutory trust formed on March 21, 2022. The Fund currently invests and intends to continue investing primarily in privately placed floating rate leveraged (below investment grade) debt, including, but not limited to, senior secured, first lien, debt issuances in middle market companies primarily in the United States as well as up to 30% of its total assets in investments in other countries (primarily Canada, Europe, Australia and Latin America). The Fund currently is wholly-owned by PGIM Strategic Investments, Inc. The Fund elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”) effective May 5, 2023. On May 8, 2023, the Fund elected to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a RIC as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As of March 31, 2023, the Fund is a disregarded entity (“DRE”) for U.S. federal income tax purposes.

The Fund’s investment objective is to seek to generate current income and, to a lesser extent, long-term capital appreciation. Under normal circumstances, the Fund intends to invest at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit investments. The Fund considers private credit investments to include loans, bonds and other credit instruments that are issued in private offerings or issued by private companies. Under normal circumstances, it is expected that the Fund will primarily be invested in privately originated and privately negotiated direct lending investments to U.S. middle market companies through (i) first lien senior secured loans (including club deals by a small group of investment firms), and (ii) with not more than 20% of total invested capital in senior secured second and third lien loans, and unsecured loans.

The Fund commenced its operation on December 13, 2022.

Note 2. Accounting Policies

Basis of Presentation

The accompanying financial statements are prepared in accordance with U.S. GAAP. This requires the Fund to make certain estimates and assumptions that may affect the amounts reported on the financial statements and accompanying notes. These financial statements reflect normal and recurring adjustments that in the opinion of the Fund are necessary for the fair statement of the results for the periods presented. Actual results could differ from those estimates and assumptions included on the financial statements.

The Fund follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 Financial Services – Investment Companies.

Cash and Cash Equivalents

Cash represents cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. The Fund’s deposits are held at financial institutions with high credit-quality to minimize credit risk exposure. Cash equivalents consist of other highly liquid investments, such as money market funds. Cash and cash equivalents are carried at cost, which approximates fair value. The Fund may invest in cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

Investments

The Fund values its investments in accordance with FASB ASC 820, Fair Value Measurements (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. The Fund is required to report its investments for which current market values are not readily available at fair value. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a readily available market for these investments existed, and these differences could be material. See “Note 5. Fair Value Measurements”.

The Fund’s Board has adopted valuation procedures for security valuation under which fair valuation responsibilities have been delegated to the Valuation Designee. Pursuant to the Board’s delegation, the Valuation Designee has established a valuation committee responsible for supervising the fair valuation of portfolio securities and other assets and liabilities. The valuation procedures permit the Fund to utilize independent valuation advisor services.

The Valuation Designee will use reliable market quotations to value the Fund’s investments when such market quotations are readily available. Debt and equity securities that are not publicly traded or whose market price is not readily available or whose market quotations are not deemed to represent fair value are valued at fair value as determined in good faith by or under the direction of the Valuation Designee. Market quotations may be deemed not to represent fair value in certain circumstances where the Valuation Designee reasonably believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotes not to reflect the fair value of the security.

If and when market quotations are deemed not to represent fair value, the Fund typically utilizes independent third party valuation firms to assist in determining fair value. Accordingly, such investments go through a multi-step valuation process as described below. The Valuation Designee intends to engage one or more independent valuation firms based on a review of each firm’s expertise and relevant experience in valuing certain securities. In each case, independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such Level 3 categorized assets.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, the Valuation Designee, subject to oversight by the Fund’s Board, has approved a multi-step valuation process each month, as described below:

•

Valuation process begins with each portfolio company or investment being initially valued at cost. For Level 3 investments, the cost (purchase price adjusted for accreted original issue discount/amortized premium) or any recent comparable trade activity on the security investment shall be considered to reasonably approximate the fair value of the investment, provided that no material change has since occurred in the issuer’s business, significant inputs or the relevant environment.

•

Valuation Designee discusses valuations and determines in good faith the fair value of each investment in the portfolio based in part on information from an independent valuation firm that is provided on a monthly basis in conjunction with the determination of the Net Asset Value (NAV) per share each month.

•

Valuation conclusions are discussed with and documented by the Valuation Designee, including whether a significant observable change has occurred since the most recent month-end with respect to an investment that requires an adjustment from the most recent monthly valuation.

•	The Board reviews valuations approved by the Valuation Designee at least quarterly.

As part of the Fund’s valuation process, the Valuation Designee will take into account relevant factors in determining the fair value of the Fund’s investments without market quotations, many of which are loans, including and in combination, as relevant: (i) the estimated enterprise value of a portfolio company, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, (v) a comparison of the portfolio company’s securities to any similar publicly traded securities, and (vi) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. The determinations of fair value may differ materially from the values that would have been used if a readily available market for these non- traded securities existed. Due to this uncertainty, fair value determinations may cause NAV on a given date to materially differ from the value that may ultimately realize upon the sale of one or more of the investments.

The Board reviews the valuations of portfolio investments quarterly and, no less frequently than annually, the adequacy of policies and procedures regarding valuations and the effectiveness of their implementation.

Foreign Currency Translation

The books and records of the Fund are maintained in U.S. dollars. Foreign currency amounts are translated into U.S. dollars on the following basis: (i) market value of investment securities, other assets and liabilities—at the exchange rate as of the valuation date; (ii) purchases and sales of investment securities, income and expenses—at the rates of exchange prevailing on the respective dates of such transactions.

Although the net assets of the Fund are presented at the foreign exchange rates and market values at the close of the period, the Fund does not generally isolate that portion of the results of operations arising as a result of changes in the foreign exchange rates from the fluctuations arising from changes in the market prices of long-term portfolio securities held at the end of the period. Similarly, the Fund does not isolate the effect of changes in foreign exchange rates from the fluctuations arising from changes in the market prices of long-term portfolio securities sold during the period. Accordingly, holding period unrealized and realized foreign currency gains (losses) are included in the reported net change in unrealized appreciation (depreciation) on investments and net realized gains (losses) on investment transactions on the Statement of Operations. Notwithstanding the above, the Fund does isolate the effect of fluctuations in foreign currency exchange rates when determining the gain (loss) upon the sale or maturity of foreign currency denominated debt obligations; such amounts are included in net realized gains (losses) on foreign currency transactions.

Additionally, net realized gains (losses) on foreign currency transactions represent net foreign exchange gains (losses) from the disposition of holdings of foreign currencies, currency gains (losses) realized between the trade and settlement dates on investment transactions, and the difference between the amounts of interest, dividends and foreign withholding taxes recorded on the Fund’s books and the U.S. dollar equivalent amounts actually received or paid. Net unrealized currency gains (losses) arise from valuing foreign currency denominated assets and liabilities (other than investments) at period end exchange rates.

Foreign Currency Transactions

Based on market conditions, the Fund enters into foreign currency forward contracts (“forward contracts”) as a hedge against fluctuations in future foreign currency exchange rates. The Fund may engage in foreign currency exchange transactions in connection with its investments in foreign instruments. The Fund is not required to hedge its currency exposure, if any, and may choose not to do so. The Fund generally will conduct its foreign currency exchange transactions either on a spot (i.e., cash) basis at the spot rate prevailing in the foreign currency exchange market or through forward contracts to purchase or sell foreign currencies, including the payment of dividends and the settlement of transactions that otherwise might require untimely dispositions of Fund investments.

The contracts are valued daily at current forward exchange rates and any unrealized gain (loss) is included in net unrealized appreciation or depreciation on forward contracts. Gain (loss) is realized on the settlement date of the contract equal to the difference between the settlement value of the original and negotiated forward contracts. This gain (loss), if any, is included in net realized gain (loss) on forward contract transactions. Risks may arise upon entering into these contracts from the potential inability of the counterparties to meet the terms of their contracts. Forward currency contracts involve risks from currency exchange rate and credit risk in excess of the amounts reflected on the Statement of Assets and Liabilities. The Fund’s maximum risk of loss from counterparty credit risk is the net value of the cash flows to be received from the counterparty at the end of the contract’s life.

Master Netting Arrangements

The Fund is subject to various Master Agreements, or netting arrangements, with select counter parties. These are agreements which PGIM Inc. (“PGIM” or the “Subadviser”) may have negotiated and entered into on behalf of the Fund. A master netting arrangement between the Fund and the counter party permits the Fund to offset amounts payable by the Fund to the same counter party against amounts to be received; and by the receipt of collateral from the counter party by the Fund to cover the Fund’s exposure to the counter party. However, there is no assurance that such mitigating factors are easily enforceable. In addition to master netting arrangements, the right to set-off exists when all the conditions are met such that each of the parties owes the other determinable amounts, the reporting party has the right to set-off the amount owed with the amount owed by the other party, the reporting party intends to set-off and the right of set-off is enforceable by law.

The Fund is a party to International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements with certain counter parties that govern OTC derivative and foreign exchange contracts entered into from time to time. The Master Agreements may contain provisions regarding, among other things, the parties’ general obligations, representations, agreements, collateral requirements, events of default and early termination. With respect to certain counter parties, in accordance with the terms of the Master Agreements, collateral posted to the Fund is held in a segregated account by the Fund’s custodian and with respect to those amounts which can be sold or re-pledged, is presented in the Schedule of Investments. Collateral pledged by the Fund is segregated by the Fund’s custodian and identified in the Schedule of Investments. Collateral can be in the form of cash or debt securities issued by the U.S. Government or related agencies or other securities as agreed to by the Fund and the applicable counter party. Collateral requirements are determined based on the Fund’s net position with each counter party. Termination events applicable to the Fund may occur upon a decline in the Fund’s net assets below a specified threshold over a certain period of time. Termination events applicable to counter parties may occur upon a decline in the counterparty’s long-term and short-term credit ratings below a specified level. In each case, upon occurrence, the other party may elect to terminate early and cause settlement of all derivative and foreign exchange contracts outstanding, including the payment of any losses and costs resulting from such early termination, as reasonably determined by the terminating party. Any decision by one or more of the Fund’s counterparties to elect early termination could impact the Fund’s future derivative activity.

Revenue Recognition

The Fund records its investment transactions on a trade date basis, which is the date when the Fund assumes the risks for gains and losses related to that investment. Realized gains and losses are based on the specific identification method. Expenses are recorded on an accrual basis, which may require the use of certain estimates by management that may differ from actual.

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including original issue discount and upfront structuring fees (i.e. origination fees) received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three months ended March 31, 2023, the Fund recorded $565 in interest income.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. For the three months ended March 31, 2023, the Fund recorded $40 in dividend income.

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in the Subadviser’s judgment, are likely to remain current. The Subadviser may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Organizational and Offering Costs

The Manager has agreed to pay the Fund’s organizational and offering expenses relating to the initial sale of Common Shares in this offering. The Fund is not obligated to repay any such organizational and offering expenses paid by the Manager.

Income Taxes

The Fund elected to be regulated as a BDC under the 1940 Act effective May 5, 2023. The Fund also elected to be treated as a RIC under the Code commencing with the taxable year ended December 31, 2023. So long as the Fund maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Fund would represent obligations of the Fund’s investors and would not be reflected in the financial statements of the Fund.

The Fund evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations, and interpretations thereof.

To qualify for and maintain qualification as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Fund must distribute to its shareholders, for each taxable year, at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long- term capital losses and (ii) its net tax-exempt income.

In addition, based on the excise tax distribution requirements, the Fund is subject to a 4% nondeductible federal excise tax on undistributed income unless the Fund distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Fund that is subject to corporate income tax is considered to have been distributed.

As of March 31, 2023, for federal income tax purposes, the Fund is treated as a DRE. As a DRE, the Fund is not currently subject to an entity-level income tax; and any income, gains, losses, deductions, taxes, and credits of the Fund would instead be “passed through” directly to the shareholders that invest in the Fund and retain the same character for U.S. federal income tax purposes. In addition, the Fund is not required to distribute taxable income and capital gains for U.S. federal income tax purposes.

Note 3. Management Agreement and Transactions with Affiliates

The Manager serves as the investment manager to the Fund and has engaged PGIM as the subadviser to provide day-to-day management of the Fund’s portfolio, primarily through PGIM Private Capital (“PPC”), the private credit arm of PGIM.

The Fund and the Manager have entered into a management agreement (the “Management Agreement”) pursuant to which the Manager is entitled to receive a base management fee and an incentive fee.

Base Management Fees

The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Fund’s net assets as of the beginning of the first calendar day of the applicable month after the Fund elects to be regulated as a BDC under the 1940 Act. For the first calendar month in which the Fund has operations as a BDC, net assets will be measured as the date that the Fund first publicly sells shares to a person or entity other than the Manager or its affiliates. The Manager has contractually agreed to waive its management fee for one year from effectiveness of the Fund’s registration statement (“Waiver Period”). Following the Waiver Period, the Manager will receive a management fee at an annual rate of 1.25% of the average daily value of the Fund’s net assets. Prior to the Fund’s election of BDC status, the management fee was contractually set to zero. Accordingly, no fee was accrued during that time.

For the three months ended March 31, 2023, there were no management fees accrued or payable by the Fund.

Incentive Fees

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. The first part is based on income, whereby the Fund will pay the Manager quarterly in arrears 12.5% of the Fund’s Pre-Incentive Fee Net Investment Income Returns for each calendar quarter subject to a 5.0% annualized hurdle rate, with a catch-up.

“Pre-Incentive Fee Net Investment Income Returns” represents either the dollar value of, or percentage rate of return on the value of net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies) accrued during the calendar quarter, minus operating expenses accrued for the quarter (including the management fee and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees).

The second part is based on realized capital gains, whereby the Fund will pay the Manager at the end of each calendar year in arrears 12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains. The Manager has contractually agreed to waive the incentive fee in its entirety for one year from the effective date of the Fund’s registration statement. Prior to the Fund’s election of BDC status, the incentive fee was contractually set to zero. Accordingly, no fee was incurred during that time.

For the three months ended March 31, 2023, there were no incentive fees accrued or payable by the Fund.

Sub-Advisory Fee

The Manager will pay a portion of the management fees and incentive fees it receives from the Fund to the Subadviser. No advisory fees will be paid by the Fund directly to the Subadviser. The Subadviser has contractually agreed to waive its portion of the management fees and incentive fees in their entirety for the Waiver Period. Prior to the Fund’s election of BDC status, the subadvisory fee was contractually set to zero. Accordingly, no subadvisory fee was payable by the Manager to the Subadviser for the three months ended March 31, 2023.

Under the Subadvisory Agreement, the Subadviser, subject to the supervision of the Manager, is responsible for managing the assets of the Fund in accordance with the Fund’s investment objective, investment program, and policies. The Subadviser determines what private credit and other instruments are purchased and sold for the Fund and is responsible for obtaining and evaluating financial data relevant to the Fund. The Manager continues to have responsibility for all investment advisory services pursuant to the Management Agreement and supervises the Subadviser’s performance of such services.

Intermediary Manager Agreement

The Fund entered into an Intermediary Manager Agreement with Prudential Investment Management Services, LLC (“PIMS” or the “Distributor”), an affiliate of the Manager, who will be principal underwriter and distributor of the Fund’s Common Shares. The Distributor will be entitled to receive shareholder servicing and/or distribution fees with respect to the Class S and Class D shares on an annualized basis as a percentage of the NAV for such class, subject to the inception of each class. The shareholder servicing and/or distribution fees will be paid monthly in arrears at an annual rate of 0.85% and 0.25% for Class S and D respectively, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month. No distribution and/or shareholder servicing fees will be paid with respect to Class I. As of March 31, 2023, the Fund has only Class I shares issued and outstanding.

Plan Administrator

Prudential Mutual Fund Services LLC (“PMFS” or the “Plan Administrator”) serves as the transfer and dividend disbursing agent of the Fund. PMFS provides customary transfer agency services to the Fund, including the handling of shareholder communications, the processing of shareholder transactions, the maintenance of shareholder account records, the payment of dividends and distributions, and related functions. PMFS is an affiliate of the Manager.

SS&C GIDS, Inc., (“SS&C”) a corporation organized in the state of Delaware serves as the sub-transfer agent of the Fund.

Expense Limitation and Reimbursement Agreement

Pursuant to an Expense Limitation and Reimbursement Agreement, for three years from effectiveness of the Fund’s registration statement (the “ELRA Period”), the Manager has contractually agreed to waive its fees and/or reimburse expenses of the Fund so that the Fund’s Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). The Fund has agreed to repay these amounts, when and if requested by the Manager, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Manager waived or reimbursed such fees or expenses. This arrangement cannot be terminated without the consent of the Fund’s Board prior to the end of the ELRA Period. “Specified Expenses” includes all expenses incurred in the business of the Fund, including organizational and offering costs (excluding the organizational and offering expenses relating to the initial sale of Class S, Class D and Class I Common Shares), with the following exceptions: (i) the management fee, (ii) the incentive fee, (iii) the shareholder servicing and/or distribution fee, (iv) brokerage costs or other investment-related out-of-pocket expenses, (v) dividend/ interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Fund), (vi) taxes, and (vii) extraordinary expenses (as determined in the sole discretion of the Manager). Prior to the Fund’s election of BDC status, the Manager agreed to voluntarily enact the above-described expense limitation. Accordingly, such expense reimbursement is reflected on the Statement of Operations for the three months ended March 31, 2023.

PGIM Investments, PGIM, PIMS, PMFS, and PPC are indirect, wholly-owned subsidiaries of Prudential Financial, Inc.

Transactions with Affiliates

The Fund’s existing investments were acquired with proceeds from purchases of the Fund’s Class I shares by PGIM Strategic Investments, Inc. Select investments, as footnoted in the Schedule of Investments, were purchased from the parent company of PGIM Strategic Investments, Inc. while the Fund operated as a private fund. All other existing investments were originated with the portfolio company. For the investments purchased, the Fund engaged an independent third-party valuation firm to assist in determining the fair value of these investments in accordance with the Fund’s valuation procedures. For more information regarding the Fund’s valuation procedures see Note 2. Accounting Policies. Investments were purchased from the parent company of PGIM Strategic Investments, Inc. on the below dates with aggregate fair values as follows.

Date	Fair Value (in thousands)
March 13, 2023	$22,206
March 28, 2023	1,622
March 31, 2023	1,843

Note 4. Investments

The composition of the Fund’s investment portfolio at cost and fair value was as follows:

	March 31, 2023
			Percentage of
			Total Investments
	Cost	Fair value	at Fair Value
First Lien Debt	$46,938	$47,017	100.00%
Total	$46,938	$47,017	100.00%

	December 31, 2022
			Percentage of
			Total Investments
	Cost	Fair value	at Fair Value
First Lien Debt	$8,486	$8,486	100.00%
Total	$8,486	$8,486	100.00%

The industry composition of investments at fair value was as follows:

	March 31, 2023	December 31, 2022
Construction & Engineering	23.54%	75.32%
Chemicals	13.05%	—%
Professional Services	12.93%	—%
Beverages	6.32%	—%
Containers & Packaging	6.27%	—%
Trading Companies & Distributors	6.23%	—%
IT Consulting and Other Services	6.21%	—%
Pharmaceuticals	4.72%	—%
Business Services	4.47%	24.68%
Human Resource & Employment Services	3.94%	—%
Gas Utilities	3.89%	—%
Software	3.45%	—%
Commercial Services & Supplies	2.62%	—%
Environmental and Facilities Services	2.36%	—%
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value was as follows:

	March 31, 2023
			% of Total
			Investments at
Country	Cost	Fair Value	Fair Value
United States	$45,706	$45,784	97.38%
Australia	1,232	1,233	2.62%
Total	$46,938	$47,017	100.00%

	December 31, 2022
			% of Total
			Investments at
Country	Cost	Fair Value	Fair Value
United States	$8,486	$8,486	100.00%
Total	$8,486	$8,486	100.00%

As of March 31, 2023 and December 31, 2022, no loans in the portfolio were on non-accrual status.

As of March 31, 2023 and December 31, 2022, on a fair value basis, all performing debt investments bore interest at a floating rate.

Note 5. Fair Value Measurements

The Fund holds securities and other assets and liabilities that are fair valued on a monthly basis. The Fund’s investments are valued monthly based on a number of factors, such as the type of investment.

Various inputs determine how the Fund’s investments are valued, all of which are categorized according to the three broad levels (Level 1, 2, or 3) detailed below and referred to herein as the “fair value hierarchy” in accordance with FASB ASC Topic 820 - Fair Value Measurements and Disclosures. In the event that unobservable inputs are used when determining such valuations, the securities will be classified as Level 3 in the fair value hierarchy. Altering one or more unobservable inputs may result in a significant change to a Level 3 security’s fair value measurement.

Such inputs are summarized in the three broad levels listed below.

●	Level 1—unadjusted quoted prices generally in active markets for identical securities.
●	Level 2—quoted prices for similar securities, interest rates and yield curves, prepayment speeds, foreign currency exchange rates and other observable inputs.

●	Level 3—unobservable inputs for securities valued in accordance with Board approved fair valuation procedures.

The level of an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Fund’s private credit investments’ fair valuations are classified as Level 3 in the fair value hierarchy. Such fair values are typically determined by utilizing the income approach and discounted cash flow methodology. When an enterprise value analysis or asset collateral analysis indicates there is sufficient coverage through the subject debt security, an income approach with a yield analysis is generally considered the most appropriate method to estimate fair value. In performing a yield analysis, the annual cash flows that a subject security is expected to generate over its remaining estimated holding period are first estimated. Projected cash flows are then converted to their present value equivalent utilizing a rate of return commensurate with the risk of achieving the cash flows, which results at an estimate of fair value. The discount rate can be derived considering the rate of return implied by the original transaction, adjusted for changes in both market spreads and credit-specific factors. Consistent with industry practices, the income approach incorporates subjective judgments regarding the capitalization or discount rate and projections of future cash flows.

Newly acquired private credit investments may initially be valued at cost. Each private credit investment will then be valued monthly by an independent valuation advisor utilizing the methodology described above.

The following is a summary of the inputs used as of March 31, 2023 in valuing such financial instruments:

	March 31, 2023
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$47,017	$47,017
Cash Equivalents	25,157	—	—	25,157
Total	$25,157	$—	$47,017	$72,174
Unrealized appreciation (depreciation) on OTC forward foreign currency exchange contracts*	$—	$(11)	$—	$(11)

	December 31, 2022
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$8,486	$8,486
Cash Equivalents	3,218	—	—	3,218
Total	$3,218	$—	$8,486	$11,704
Unrealized appreciation (depreciation) on OTC forward foreign currency exchange contracts*	$—	$—	$—	$—

*	Represents derivative instruments not reflected in the Schedule of Investments, which are recorded at the unrealized appreciation (depreciation) on the instrument.

The following table presents the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

March 31, 2023
First Lien
Debt - Total Investments
Fair value, beginning of period	$8,486
Purchases of investments	38,661
Proceeds from sales of investments and principal repayments	(237)
Accretion of discount/amortization of premium	28
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation)	79
Fair value, end of period	$47,017
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2023	$79

The following tables present quantitative information about the significant unobservable inputs of the Fund’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Fund’s determination of fair value.

	Fair Value as of			Range	Directional Impact
	March 31,	Valuation Approach/	Unobservable	(Weighted	on Fair Value
Level 3 Securities	2023	Methodology	Input(s)	Average)*	from Input Increase**
Assets:
First Lien Debt	$10,930	Market/Cost	Unadjusted Cost	N/A	N/A
First Lien Debt	36,087	Income/Discounted Cash Flow	Discount Rate	10.69% - 13.62% (12.16%)	Decrease
Total	$47,017
*	Representing the weighted average of each significant unobservable input range at the investment level by fair value
**

Represents the directional change in the fair value of the Level 3 investments that would result in an increase from the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Altering one or more unobservable inputs may result in a significant change to a Level 3 security’s fair value measurement.

	Fair Value as of			Range	Directional Impact
	December 31,	Valuation Approach/	Unobservable	(Weighted	on Fair Value
	2022	Methodology	Input	Average)	from Input Increase
Assets:
First Lien Debt	$8,486	Market/Cost	Unadjusted Cost	N/A	N/A
Total	$8,486

The Fund invested in derivative instruments during the reporting period. The primary type of risk associated with these derivative instruments is foreign exchange contracts risk. See Note 2. Accounting Policies for additional detail regarding these derivative instruments and their risks. The effect of such derivative instruments on the Fund’s financial position and financial performance as reflected in the Statement of Assets and Liabilities and Statement of Operations is presented in the summary below.

Fair value of derivative instruments as of March 31, 2023 as presented in the Statement of Assets and Liabilities:

	Asset Derivatives		Liability Derivatives
Derivative not
accounted for as	Statement of Assets		Statement of Assets
hedging instruments,	and Liabilities	Fair	and Liabilities	Fair
carried at fair value	Location	Value	Location	Value
Foreign exchange contracts	$—	$—	Unrealized depreciation on OTC forward foreign currency exchange contracts	$11

The effects of derivative instruments on the Statement of Operations for the three months ended March 31, 2023 are as follows:

Amount of Realized Gain (Loss) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
Foreign exchange contracts	$—
Total	$—

Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
Foreign exchange contracts	$(11)
Total	$(11)

The derivative instruments outstanding as of period-end serve as indicators of the volume of derivative activities for the Fund’s Portfolio.

Financial Instruments/Transactions—Summary of Offsetting and Netting Arrangements:

The Fund invested in OTC derivatives during the reporting period that are either offset in accordance with current requirements or are subject to enforceable master netting arrangements or similar agreements that permit offsetting. The information about offsetting and related netting arrangements for OTC derivatives where the legal right to set-off exists is presented in the summary below.

Offsetting of OTC derivative assets and liabilities:

	Gross Amounts of	Gross Amounts of	Net Amounts of
	Recognized	Recognized	Recognized	Collateral
Counterparty	Assets(1)	Liabilities(1)	Assets/(Liabilities)	Pledged/(Received)(2)	Net Amount
Macquarie Bank Limited	$—	$(11)	$(11)	$—	$(11)
	$—	$(11)	$(11)	$—	$(11)

(1)	Includes unrealized appreciation/(depreciation) on forwards as represented on the Statement of Assets and Liabilities.
(2)	Collateral amount disclosed by the Fund is limited to the Fund’s OTC derivative exposure by counterparty.

Note 6. Borrowings

The Fund is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to Common Shares if asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On November 8, 2022, the Fund’s sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. In addition, while any senior securities remain outstanding, the Fund will be required to make provisions to prohibit any dividend distribution to shareholders or the repurchase of such securities or shares unless the Fund meets the applicable asset coverage ratios at the time of the dividend distribution or repurchase. The Fund also may be permitted to borrow amounts up to 5% of the value of the total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

The Fund intends to establish one or more credit facilities and/or subscription facilities or enter into other financing arrangements to facilitate investments and the timely payment of expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to be determined spreads over SOFR or another reference rate. The Fund cannot assure shareholders that the Fund will be able to enter into a credit facility. Shareholders will indirectly bear the costs associated with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require the Fund to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on Fund operations. In addition, from time to time, losses on leveraged investments may result in the liquidation of other investments held by the Fund and may result in additional drawdowns to repay such amounts.

The Fund may also create leverage by securitizing the assets (including in collateralized loan obligations) and retaining the equity portion of the securitized vehicle. The Fund may also from time to time make secured loans of marginable securities to brokers, dealers, and other financial institutions.

As of March 31, 2023, the Fund did not have any borrowings outstanding.

Note 7. Commitments and Contingencies

The Fund’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which requires to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2023 and December 31, 2022, the Fund had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $2,505 and $1,745, respectively.

In the normal course of business, the Fund may enter into contracts that provide a variety of general indemnifications. Any exposure to the Fund under these arrangements could involve future claims that may be made against the Fund. Currently, no such claims exist or are expected to arise and, accordingly, the Fund has not accrued any liability in connection with such indemnifications.

From time to time, the Fund may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2023, the Fund was not involved in any material legal proceedings.

Note 8: Capital

The Fund is offering on a continuous basis its common shares of beneficial interest, $0.001 par value per share (“Common Shares”). The Fund intends to offer any combination of three classes of Common Shares—Class S shares, Class D shares and Class I shares—with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The purchase price per share for each class of Common Shares will equal the Fund’s NAV per share, as of the effective date of the monthly share purchase date. This is a “best efforts” offering, which means that PIMS will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in this offering.

As of March 31, 2023, the Fund has 2,606,908 Class I shares issued and outstanding, all of which are owned by PGIM Strategic Investments, Inc.

Distributions

To the extent that the Fund has taxable income available, the Fund intends to make monthly distributions to its shareholders. Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on Fund earnings, financial condition, maintenance of tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. For the three months ended March 31, 2023, the Fund did not make any distributions as a DRE.

Distribution Reinvestment Plan

The Fund has adopted a distribution reinvestment plan, pursuant to which all cash dividends declared by the Board on behalf of shareholders who do not elect to receive their dividends in cash as provided below will be reinvested into additional shares of the Fund. As a result, if the Board authorizes, and the Fund declares, a cash dividend or other distribution, then shareholders who have not opted out of the distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

As of March 31, 2023, no Common Shares were issued pursuant to the distribution reinvestment plan.

Share Repurchase Program

Beginning no later than the first full calendar quarter following the date that the Fund first publicly sells shares to a person or entity other than the Manager or its affiliates, and at the discretion of the Board, the Fund intends to commence a share repurchase program in which it intends to offer to repurchase, in each quarter, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the Fund’s best interest and the best interest of the Fund’s shareholders, such as when a repurchase offer would place an undue burden on the Fund’s liquidity, adversely affect the Fund’s operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and Section 23(c) of the 1940 Act. All shares purchased by the Fund pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the Fund’s share repurchase program, to the extent the Fund offers to repurchase shares in any particular quarter, the Fund expects to repurchase shares pursuant to quarterly tender offers (such date of the offer, the “Repurchase Date”) using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective Repurchase Date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders.

As of March 31, 2023, no Common Shares were repurchased.

Note 9. Financial Highlights

The following are the financial highlights for the three months ended March 31, 2023:

For the three months ended
March 31, 2023
Class I
Per Share Operating Performance:(1)
Net asset value, beginning of period	$25.09
Income from investment operations:
Net investment income(2)	0.40
Net realized and unrealized gains (losses)	0.12
Net increase (decrease) in net investment operations	0.52
Net asset value, end of period	$25.61
Total Return (3)	2.07%
Ratios and supplemental data:
Net assets, end of period (000’s)	$66,773
Ratio of gross expenses to average net assets(4)	1.08%
Ratio of waiver to average net assets(4)	(0.58)%
Ratio of net expenses to average net assets(4)	0.50%
Net investment income (loss) to average net assets(4)	5.40%
(1)	Selected data for a Net Asset Value per Share outstanding throughout the period.
(2)	Calculated based on average shares outstanding during the period.
(3)	Total return based on net asset value calculated as the change in Net Asset Value per Share during the respective periods, assuming distributions, if any, are reinvested on the effects of the performance of the Fund during the period.
(4)	Annualized, with the exception of certain expenses.

Note 10. Subsequent Events

The Fund’s management evaluated subsequent events through the date of issuance of the financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the financial statements as of March 31, 2023 except as discussed below.

Effective May 5, 2023, the SEC declared the Fund’s registration statement effective and the Fund filed Form N-54 to be regulated as a BDC under the 1940 Act.

Effective May 8, 2023, the Fund elected to be treated as a RIC under the Code.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events, our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in our prospectus, as filed with the Securities and Exchange Commission on June 7, 2023, as may be amended and supplemented from time to time.

Overview and Investment Framework

We are a newly organized, externally managed, non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act effective May 5, 2023. Formed as a Delaware statutory trust on March 21, 2022, we are externally managed by the Manager. The Manager has delegated to the Subadviser responsibility for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. The Fund commenced its operations on December 13, 2022. On May 8, 2023, the Fund elected to be treated, and intends to qualify annually thereafter, as a RIC under the Code.

The Fund’s investment objective is to seek to generate current income and, to a lesser extent, long-term capital appreciation. The Fund will seek to meet its investment objective by investing primarily in privately placed floating rate leveraged (below investment grade) debt, including, but not limited to, senior secured, first lien, debt issuances in middle market companies primarily in the United States, as well as up to 30% of its total assets in investments in other countries (primarily Canada, Europe, Australia and Latin America) by utilizing the experience and expertise that PPC has in managing a portfolio of direct lending investments, since 2000. Emphasis will be placed on companies with value-added businesses in narrowly defined and defensive market sectors, and with the exception of collateral-backed transactions, companies capable of healthy free cash flow generation. PPC also looks for strong management teams with demonstrated track records and significant personal economic stakes in their companies’ success.

Utilizing this strategy, the Fund intends to structure its investments seeking meaningful contractual debt repayment and risk reduction features, typically first-priority senior secured ranking in the capital structure, and maintenance covenant(s) and terms protections. The Fund will have a limited basket for second lien loans focused on transactions with true collateral coverage, expected to be no more than 20% of total invested capital in senior secured second and third lien loans, and unsecured loans. To manage its liquidity needs, from time to time the Fund also intends to invest a portion of its assets in liquid assets, including cash and cash equivalents, liquid fixed-income securities and other credit instruments.

Key Components of Our Results of Operations

Investments

Under normal circumstances, the Fund intends to invest at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit investments. The Fund considers private credit investment to include loans, bonds and other credit instruments that are issued in private offerings or issued by private companies. Under normal circumstances, it is expected that the Fund will primarily be invested in privately originated and privately negotiated direct lending investments to U.S. middle market companies through (i) first lien senior secured loans (including club deals by a small group of investment firms), and (ii) with not more than 20% of total invested capital in senior secured second and third lien loans, and unsecured loans.

The Fund will primarily seek investments in middle market companies predominantly located in the United States, as well as up to 30% of its total assets in investments in other countries (primarily Canada, Europe, Australia, and Latin America).

Revenues

We plan to generate revenue in the form of interest income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior debt investments are expected to bear interest at a floating rate. Interest on debt securities is generally payable monthly, quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses

Except as specifically provided below, all investment professionals and staff of the Manager and the Subadviser, when and to the extent engaged in providing investment advisory services and subadvisory services to the Fund and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Manager or Subadviser, as applicable.

 In connection with its management of the corporate affairs of the Fund, the Manager bears the following expenses, among others: (i) the salaries and expenses of all employees of the Fund and the Manager, except the fees and expenses of Trustees who are not “affiliated persons” of the Manager or any subadviser within the meaning of the 1940 Act; (ii) all expenses incurred by the Manager in connection with managing the ordinary course of the Fund’s business, other than those assumed by the Fund in the Management Agreement; and (iii) the fees, costs and expenses payable to a subadviser pursuant to a subadvisory agreement.

From time to time, the Manager or its affiliates may pay third-party providers of goods or services. We will reimburse the Manager or such affiliates thereof for any such amounts paid on our behalf. From time to time, the Manager may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders, subject to the expense cap noted below.

Expense Limitation and Reimbursement Agreement

We have entered into an Expense Limitation and Reimbursement Agreement with the Manager. For additional information see “Item 1. Financial Statements—Notes to Financial Statements—Note 3. Management Agreement and Transactions with Affiliates.”

Portfolio and Investment Activity

For the three months ended March 31, 2023, we acquired $50.4 million aggregate principal amount of investments (including $2.5 million of unfunded commitments), all of which was first lien debt.

Our portfolio and investment activity for the three months ended March 31, 2023 is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

For the Three Months Ended March 31,
2023
Investments:
Total Investments, beginning of period	$8,486
Purchase of investments	38,661
Proceeds from principal repayment of investments	(237)
Amortization or accretion of discount on investments	28
Net realized gain (loss) on investments	—
Total investments, end of period	$46,938

Number of Portfolio Companies	17

The weighted average yields of our investments as of March 31, 2023 were as follows:

March 31, 2023
Weighted average yield on debt and income producing investments, at cost (1)	12.13%
Weighted average yield on debt and income producing investments, at fair value (1) (2)	12.11%
Percentage of debt investments bearing a floating rate (2)	100.0%
Percentage of debt investments bearing a fixed rate (2)	0.0%
(1)	Computed as (a) effective interest rates as of each respective date plus the annual accretion of discounts or less the annual amortization of premiums, as applicable, on accruing debt included in such securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)	Measured on a fair value basis. Excludes investments on non-accrual status.

Our investments consisted of the following (dollar amounts in thousands):

	March 31, 2023
			Percentage of
			Total Investments
	Cost	Fair value	at Fair Value
First Lien Debt	$46,938	$47,017	100.00%
Total	$46,938	$47,017	100.00%

Largest portfolio company investment	$6,135	$6,135	13.05%
Average portfolio company investment	$2,761	$2,766	5.88%

	December 31, 2022
			Percentage of
			Total Investments
	Cost	Fair value	at Fair Value
First Lien Debt	$8,486	$8,486	100.00%
Total	$8,486	$8,486	100.00%

Largest portfolio company investment	$5,445	$5,445	64.16%
Average portfolio company investment	$2,829	$2,829	33.33%

Results of Operations

Operating results for the three months ended March 31, 2023 and for the period from commencement of operations on December 13, 2022 to December 31, 2022 were as follows (dollar amounts in thousands):

		For the period from
	For the three	December 13, 2022
	months ended	(commencement of operations) To
	March 31, 2023	December 31, 2022
Investment income
From non-affiliated investments:
Interest income	$565	$45
Dividend income	40	—
Total investment income	605	45

Expenses
Custodian and accounting fees	45	22
Trustee’s fees	44	—
Professional fees	25	50
Other general & administrative	16	20
Total expenses	130	92
Expense reimbursement (Note 3)	(78)	(89)
Net expenses	52	3
Net Investment Income (loss)	553	42

Realized and Unrealized Gain (Loss) on Investment and Foreign Currency Transactions
Realized gain (loss)
Non-affiliated investment transactions	—	—
Foreign currency transactions	12	—
Net realized gain (loss)	12	—
Net change in unrealized appreciation (depreciation):
Non-affiliated investment transactions	79	—
Forward currency contract transactions	(11)	—
Foreign currency transactions	(5)	—
Net unrealized appreciation (depreciation)	63	—
Net gain (loss) on investment and foreign currency transactions	75	—
Net increase (decrease) in net assets resulting from operations	$628	$42

Investment Income

For the three months ended March 31, 2023 and for the period from commencement of operations on December 13, 2022 to December 31, 2022, investment income was $605 thousand and $45 thousand, respectively, all of which was attributable to interest and fees on our debt investments and dividend income.

Expenses

Total expenses before expense reimbursement for the three months ended March 31, 2023 were $130 thousand, consisting primarily of custodian and accounting fees, trustees’ fees, professional fees, and other general and administrative fees.

Total expenses before expense reimbursement for the period from commencement of operations on December 13, 2022 to December 31, 2022 were $92 thousand, consisting primarily of custodian and accounting fees, professional fees, and other general and administrative fees.

The expense reimbursement amount represents the amount of expenses waived by the Manager in accordance with the Expense Limitation and Reimbursement Agreement.

Net realized gain (loss) and Net change in unrealized appreciation (depreciation) on investments

For the three months ended March 31, 2023, the Fund reported realized gains from foreign currency transactions of $12 thousand.

The Fund recorded a net change in unrealized appreciation of $63 thousand, for the three months ended March 31, 2023, which reflects the net change in fair value of the investment portfolio relative to its cost basis over the period, foreign currency contract transactions and foreign currency transactions.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are expected to be generated primarily through the net proceeds of our offering of the Fund’s common stock, any financing arrangements we may enter into in the future, and cash flows from operations, including investments sales and repayments and income earned from investments and cash equivalents. The primary uses of cash have been investments in portfolio companies and other general corporate purposes.

Our primary uses of cash are expected to be for investments in portfolio companies and other investments, distributions to our shareholders, for operational costs such as paying management and incentive fees, custodian and accounting fees and for the cost of any borrowings or financing arrangements.

Pursuant to an Expense Limitation and Reimbursement Agreement, for three years from effectiveness of the Fund’s registration statement (the “ELRA Period”), the Manager has contractually agreed to waive its fees and/or reimburse expenses of the Fund so that the Fund’s Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). The Fund has agreed to repay these amounts, when and if requested by the Manager, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Manager waived or reimbursed such fees or expenses. This arrangement cannot be terminated without the consent of the Fund’s Board prior to the end of the ELRA Period. “Specified Expenses” includes all expenses incurred in the business of the Fund, including organizational and offering costs (excluding the organizational and offering expenses relating to the initial sale of Class S, Class D and Class I Common Shares), with the following exceptions: (i) the management fee, (ii) the incentive fee, (iii) the shareholder servicing and/or distribution fee, (iv) brokerage costs or other investment-related out-of-pocket expenses, (v) dividend/ interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Fund), (vi) taxes, and (vii) extraordinary expenses (as determined in the sole discretion of the Manager). Prior to the Fund’s election of BDC status, the Manager has agreed to voluntarily enact the above-described expense limitation.

As of March 31, 2023, we had $26.1 million in cash and cash equivalents, including foreign currency. During the three months ended March 31, 2023, cash used in operating activities was $31.5 million, primarily as a result of purchasing portfolio investments of $32.5 million, partially offset by proceeds from repayment of investments of $237 thousand. Cash provided by financing activities was $54.4 million, primarily as a result of proceeds from issuance of common shares.

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

●	the Sub-Advisory Agreement
●	the Intermediary Manager Agreement; and
●	the Expense Limitation and Reimbursement Agreement

In addition to the aforementioned agreements, we have applied for an exemptive order from the SEC that would permit the Fund, among other things, to co-invest with certain other persons, including certain affiliates of the Manager and certain funds managed and controlled by the Manager and its affiliates, subject to certain terms and conditions.

Performance

	Inception Date	Since Inception Return
Class I	December 13, 2022	2.44%

Critical Accounting Estimates

The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described in Item 1 Financial Statements — Notes to Financial Statements: Accounting Policies within this report. There have been no material changes in our critical accounting policies and practices.

Recent Developments

Effective May 5, 2023, the SEC declared the Fund’s registration statement effective, and the Fund filed Form N-54 to be regulated as a BDC under the 1940 Act.

Effective May 8, 2023, the Fund elected to be treated as a RIC under the Code.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Uncertainty with respect to the economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed herein. We will be subject to financial market risks, including valuation risk, interest rate risk and currency risk.

Valuation Risk

We plan to invest primarily in illiquid debt securities of private companies. Securities that are not publicly traded or for which market prices are not readily available will be valued at fair value as determined in good faith pursuant to procedures adopted by the Manager, as valuation designee pursuant to Rule 2a-5 under the 1940 Act, and under the oversight of the Board, based on, among other things, the input of the Manager, the Subadviser and independent third-party valuation firms engaged at the direction of Valuation Designee to review the Fund’s investments. The Board will review and determine, or (subject to the Board oversight) delegate to the Valuation Designee to determine, the fair value of each of the Fund’s investments and NAV per share each month. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We intend to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure shareholders that a significant change in market interest rates will not have a material adverse effect on our net investment income.

If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. We may also borrow funds in local currency as a way to hedge our non-U.S. denominated investments.

In the event of a rising interest rate environment, payments under floating rate debt instruments generally would rise and there may be a significant number of issuers of such floating rate debt instruments that would be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, fixed-rate debt instruments may decline in value because the fixed rates of interest paid thereunder may be below market interest rates.

Based on our Statement of Assets and Liabilities as of March 31, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$1,438	$—	$1,438
Up 200 basis points	958	—	958
Up 100 basis points	479	—	479
Down 100 basis points	(479)	—	(479)
Down 200 basis points	(940)	—	(940)

Currency Risk

We expect to hedge most of the risk of foreign currency fluctuations on the non-U.S. cash receipts that would flow from our non-U.S. investments, including by funding such investments with borrowings denominated in the relevant foreign currency or through other hedging techniques (including the use of foreign currency forward contracts or swaps), subject to the requirements of the 1940 Act. A foreign currency forward contract is an obligation to buy or sell a given currency on a future date and at a set price or to make or receive a cash payment based on the value of a given currency at a future date. Delivery of the underlying currency is expected, the terms are individually negotiated, the counterparty is not a clearing corporation or an exchange, and payment on the contract is made upon delivery, rather than daily. There is uncertainty regarding the timing and amounts of those future cash flows, and the Fund’s strategies for hedging transactions are subject to inherent imperfections. As such, the full risk of currency fluctuations will not be eliminated and the Fund may be exposed to additional risk of loss. There can be no guarantee that instruments suitable for hedging in market shifts will be available at the time when the Fund wishes to use them. Certain of the Fund’s hedging transactions may be undertaken through brokers, banks or other organizations, and the Fund will be subject to risk of default or insolvency of such counterparties. In such event, there can be no assurance that any money advanced to or obligations from these counterparties would be repaid or that the Fund would have any recourse in the event of default. Further, hedging transactions may reduce cash available to pay distributions to our shareholders.

Item 4. Control and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the risk factors discussed under the heading “Risk Factors” in our prospectus as filed with the SEC on June 7, 2023, which could materially affect our business, financial condition and/or operating results. Although the risks described in our prospectus represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth information about unregistered sales of our Class I shares to PGIM Strategic Investments, Inc. The offer and sale of these Class I shares was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2). The proceeds from the sales were invested in accordance with the Fund’s investment strategy. The following table details the shares sold (dollar amounts in thousands):

	Amount of Class I
Date of Unregistered Sale	Common Shares	Consideration
January 19, 2023	95,124.85	$2,400
January 25, 2023	276,898.73	7,000
February 28, 2023	1,766,784.45	45,000
Total	2,138,808.03	$54,400

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Agreement and Declaration of Trust (1)
3.2	Bylaws (2)
31.1

Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2

Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(1)	Incorporated by reference to Exhibit (a)(3) to the Fund’s Registration Statement on Form N-2, filed on November 1, 2022.
(2)	Incorporated by reference to Exhibit (b) to the Fund’s Registration Statement on Form N-2, filed on November 1, 2022.
(3)	Filed Herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PGIM PRIVATE CREDIT FUND

Date June 15, 2023	By:	/s/ Stuart S. Parker
Name: Stuart S. Parker
Title: President, Principal Executive Officer

Date June 15, 2023	By:	/s/Christian J. Kelly
Name: Christian J. Kelly
Title: Principal Financial Officer