Form 10-Q
period 2023-06-30
PGIM Private Credit Fund
filed 2023-08-11
CIK 1923622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

OR

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to

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

The number of shares of Registrant’s common shares of beneficial interest, $0.001 par value per share, outstanding as of August 11, 2023 was 4,285,940, 382, and 382 of Class I, Class S and Class D, respectively.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements about the PGIM Private Credit Fund’s (the “Fund,” “we,” “us” or “our”) business, including, in particular, statements about the Fund’s plans, strategies and objectives. You can generally identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include the Fund’s plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond the Fund’s control. Although the Fund believes the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and the Fund’s actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by the Fund or any other person that the Fund’s objectives and plans, which the Fund considers to be reasonable, will be achieved. These risks, uncertainties and other factors include, without limitation:

●	our future operating results;
●	our business prospects and the prospects of the companies in which we may invest;
●	the impact of the investments that we expect to make;
●	our ability to raise sufficient capital and repurchase shares to execute our investment strategy;
●	general economic, logistical and political trends and other external factors, including inflation and recent supply chain and labor market disruptions;
●	the ability of our portfolio companies to achieve their objectives;
●	changes in the general interest rate environment;
●	the adequacy of our cash resources, future financing sources and working capital;
●	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
●	our contractual arrangements and relationships with third parties;
●	risks associated with the demand for liquidity under our share repurchase program and the Board of Trustees’ (the “Board”) continued approval of quarterly tender offers;
●	actual and potential conflicts of interest with PGIM Investments LLC (“PGIM Investments,” the “Manager” or the “Valuation Designee”) or any of its affiliates;
●	the elevating levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;
●	the dependence of our future success on the general economy and its effect on the industries in which we may invest;
●	our business prospects and the prospects of our portfolio companies, including our and their ability to effectively respond to challenges posed by COVID-19;
●	the ability of the Manager to source suitable investments for us and to monitor and administer our investments;
●	the impact of future acquisitions and divestitures;
●	the ability of the Manager or its affiliates to attract and retain highly talented professionals;
●	general price and volume fluctuations in the stock market;
●	our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”);
●	the impact on our business of U.S. and international financial reform legislation, rules and regulations;
●	the effect of changes to tax legislation and our tax position; and
●	the tax status of the enterprises in which we may invest.

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

PART I – Financial Information

Item 1. Financial Statements.

PGIM Private Credit Fund

Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $74,435 and $8,486 at June 30, 2023 and December 31, 2022, respectively)(1)	$74,548	$8,486
Cash and cash equivalents	37,170	3,218
Foreign currency, at value	73	—
Interest receivable from non-controlled/non-affiliated investments	622	43
Receivable for investments sold	18	—
Unrealized appreciation on OTC forward foreign currency exchange contracts	9	—
Due from Manager	149	89
Other assets	—	1
Total assets	$112,589	$11,837

LIABILITIES
Professional fees payable	113	50
Transfer agent’s fees payable	27	—
Custodian and accounting fees payable	112	22
Shareholders' reports payable	12	—
Accrued pricing fees payable	27	—
Accrued expenses and other liabilities	7	20
Total liabilities	$298	$92

Commitments and contingencies (Note 7)

NET ASSETS
Common shares, $0.001 par value (unlimited shares authorized; 4,285,940 and 468,100 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	4	—	(*)
Paid–in capital in excess of par value	109,099	11,703
Total distributable earnings (loss)	3,188	42
Total net assets	$112,291	$11,745
NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$112,291	$11,745
Common shares outstanding ($0.001 par value, unlimited shares authorized)	4,285,940	468,100
Net asset value per share	$26.20	$25.09

(1)	Includes unfunded loan commitments which are disclosed in footnote seven within the Schedule of Investments.
(*)	Less than $500

The accompanying notes are an integral part of these financial statements

PGIM Private Credit Fund

Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2023	June 30, 2023
Investment income
From non-affiliated investments:
Interest income	$2,109	$2,674
Dividend income	488	528
Total investment income	2,597	3,202

Expenses
Professional fees	201	226
Income based incentive fees	185	185
Custodian and accounting fees	45	90
Trustees’ fees	44	88
Transfer agent’s fees and expenses	78	78
Pricing fees	27	27
Other general & administrative	3	19
Shareholders' reports	12	12
Total expenses	595	725
Expense reimbursement (Note 3)	(285)	(363)
Incentive fees waived (Note 3)	(185)	(185)
Net expenses	125	177
Net Investment Income (loss)	2,472	3,025

Realized and Unrealized Gain (Loss) on Investments and Foreign Currency Transactions
Net Realized gain (loss) on:
Non-affiliated investments transactions	—	—
Forward currency contracts	(8)	(8)
Foreign currency transactions	(5)	7
	(13)	(1)
Net change in unrealized appreciation (depreciation) on:
Non-affiliated investments	34	113
Forward currency contracts	20	9
Foreign currencies	5	—
	59	122
Net gain (loss) on investments and foreign currency transactions	46	121
Net increase (decrease) in net assets resulting from operations	$2,518	$3,146

The accompanying notes are an integral part of these financial statements

PGIM Private Credit Fund

Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2023	June 30, 2023
Operations
Net investment income (loss)	$2,472	$3,025
Net realized gain (loss)	(13)	(1)
Net change in unrealized appreciation (depreciation)	59	122
Net increase (decrease) in net assets resulting from operations	2,518	3,146

Distributions to common shareholders	—	—

Share transactions
Class I
Proceeds from shares sold	43,000	97,400
Net increase (decrease) from share transactions	43,000	97,400
Total increase (decrease) in net assets	45,518	100,546
Net Assets, beginning of period	66,773	11,745
Net Assets, end of period	$112,291	$112,291

The accompanying notes are an integral part of these financial statements

PGIM Private Credit Fund

Statement of Cash Flows
(in thousands)
(Unaudited)

For the Six
Months Ended
June 30, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$3,146
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(113)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(9)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	—
Net realized (gain) loss on investments	—
Net accretion of discount and amortization of premium	(127)
Purchases of investments, net	(66,920)
Proceeds from principal repayments	1,098
(Increase) decrease in assets
Interest receivable	(579)
Receivable for investments sold	(18)
Due from Manager	(60)
Other assets	1
Increase (decrease) in liabilities
Professional fees payable	63
Transfer agent’s fees payable	27
Custodian and accounting fees payable	90
Shareholders' reports payable	12
Accrued pricing fees payable	27
Accrued expenses and other liabilities	(13)
Net cash provided by (used in) operating activities	(63,375)

Cash flows from financing activities:
Proceeds from issuance of common shares	97,400
Net cash provided by (used in) financing activities	97,400

Net increase (decrease) in cash and cash equivalents, including foreign currency	34,025
Cash and cash equivalents, beginning of period	3,218
Cash and cash equivalents, end of period, including foreign currency	$37,243

The accompanying notes are an integral part of these financial statements

PGIM Private Credit Fund

Schedule of Investments

June 30, 2023

(in thousands)

(Unaudited)

	Reference					Par
	Rate and				Maturity	Amount/			Fair	% of
Investments (1)	Spread(2)			Interest Rate(2)	Date	Units		Cost(3)	Value	Net Assets
Investments—non-affiliated
First Lien Debt(4) (5)
Beverages
Suja Merger Sub, LLC (6)	1M	S +	5.60%	10.74%	8/23/2027		$2,985	$2,951	$2,966	2.64%
								2,951	2,966	2.64

Building Products
International Designs Group LLC	3M	S +	7.76%	13.03%	7/15/2026		4,534	4,427	4,427	3.94
								4,427	4,427	3.94

Business Services
Eureka Entertainment, LLC	1M	S +	6.85%	11.99%	12/20/2027		2,138	2,095	2,104	1.87
Eureka Entertainment, LLC (Revolver) (7)	1M	S +	6.85%	11.99%	12/20/2027		319	(6)	(5)	—
								2,089	2,099	1.87
Chemicals
AgroFresh, Inc.	1M	E +	7.25%	10.65%	3/31/2029	EUR	828	872	881	0.79
AgroFresh, Inc.	1M	S +	6.60%	11.74%	3/31/2029		5,231	5,080	5,105	4.55
AgroFresh, Inc. (Delayed Draw) (7)	1M	S +	6.60%	11.74%	3/31/2029		707	(10)	(17)	(0.02)
AgroFresh, Inc. (Revolver) (7)	1M	S +	6.60%	11.74%	3/31/2028		566	451	453	0.40
								6,393	6,422	5.72
Commercial Services & Supplies
ZircoData Holdings Pty Ltd (6)(9)	3M	B +	7.25%	11.60%	5/3/2026	AUD	1,847	1,225	1,222	1.09
								1,225	1,222	1.09
Construction & Engineering
ADB Acquisition, LLC (6)	3M	S +	6.76%	12.03%	12/18/2025		3,424	3,367	3,351	2.98
Capital Construction, LLC	1M	S +	6.35%	11.49%	10/22/2026		929	911	915	0.82
Capital Construction, LLC (Delayed Draw)	1M	S +	6.35%	11.49%	10/22/2026		1,259	1,235	1,240	1.10
Capital Construction, LLC (Revolver) (7)	1M	S +	6.35%	11.49%	10/22/2026		222	84	85	0.08
Full Circle Fiber Operating LLC	3M	S +	7.15%	12.42%	12/16/2027		5,513	5,390	5,412	4.82
								10,987	11,003	9.80
Containers & Packaging
Close The Loop Group USA, Inc.	3M	S +	6.90%	12.17%	10/26/2029		2,850	2,788	2,788	2.49
Close The Loop Group USA, Inc. (Delayed Draw) (7)	3M	S +	6.90%	12.17%	10/26/2029		359	(8)	(8)	(0.01)
Close The Loop Group USA, Inc. (Revolver) (7)	3M	S +	6.90%	12.17%	12/26/2029		589	(13)	(13)	(0.01)
Toledo AcquisitionCo Inc. (6)	3M	S +	6.15%	11.42%	8/21/2027		2,992	2,942	2,943	2.62
								5,709	5,710	5.09

Electronic Equipment, Instruments & Components
Rochester Sensors, LLC	3M	S +	6.65%	11.92%	5/8/2028		6,727	6,564	6,564	5.84
Rochester Sensors, LLC (Revolver) (7)	3M	S +	6.65%	11.92%	5/8/2028		545	(13)	(13)	(0.01)
								6,551	6,551	5.83

Environmental & Facilities Services
Legend Buyer, Inc.	3M	S +	6.10%	11.37%	1/19/2029		1,129	1,103	1,108	0.98
Legend Buyer, Inc. (Revolver) (7)	3M	S +	6.10%	11.37%	1/19/2029		214	(5)	(4)	—
								1,098	1,104	0.98
Gas Utilities
Sail Energy, LLC	6M	S +	7.00%	12.39%	1/24/2028		1,176	1,155	1,160	1.03
Sail Energy, LLC (Delayed Draw) (7)	6M	S +	7.00%	12.39%	1/24/2028		790	674	677	0.60
Sail Energy, LLC (Revolver) (7)	6M	S +	7.00%	12.39%	1/24/2028		381	(7)	(5)	—
								1,822	1,832	1.63

PGIM Private Credit Fund

Schedule of Investments (continued)

June 30, 2023

(in thousands)

(Unaudited)

	Reference					Par
	Rate and				Maturity	Amount/		Fair	% of
Investments(1)	Spread(2)			Interest Rate(2)	Date	Units	Cost(3)	Value	Net Assets
Investments—non-affiliated (continued)
Health Care Providers & Services
ADB Acquiror, Inc	3M	S +	7.65%	12.92%	5/12/2028	$5,091	$4,954	$4,954	4.41%
ADB Acquiror, Inc (Delayed Draw) (7)	3M	S +	7.65%	12.92%	5/12/2028	1,727	(46)	(46)	(0.04)
ADB Acquiror, Inc (Revolver) (7)	3M	S +	7.65%	12.92%	5/12/2028	455	(12)	(12)	(0.01)
							4,896	4,896	4.36
Human Resource & Employment Services
Pryor Learning, LLC	1M	S +	6.85%	11.99%	2/28/2028	1,896	1,856	1,864	1.66
Pryor Learning, LLC (Revolver) (7)	1M	S +	6.85%	11.99%	2/28/2028	203	(4)	(4)	—
							1,852	1,860	1.66
IT Consulting & Other Services
MajorKey Technologies Holdings LLC (6)	3M	S +	6.26%	11.53%	12/3/2026	2,910	2,877	2,877	2.56
							2,877	2,877	2.56
Media
Together Group Holdings PLC	3M	S +	7.65%	12.92%	4/6/2029	5,000	4,856	4,856	4.33
Together Group Holdings PLC (Delayed Draw) (7)	3M	S +	7.65%	12.92%	4/6/2029	273	(8)	(8)	(0.01)
							4,848	4,848	4.32
Pharmaceuticals
Quest Products, LLC (6)(10)	1M	S +	7.10%	12.24%	6/19/2025	1,740	1,723	1,724	1.54
	3M	S +	7.15%	12.42%
							1,723	1,724	1.54
Professional Services
HH Global Finance LTD (6)	6M	L +	5.95%	11.71%	2/25/2027	3,000	2,953	2,953	2.63
Prestige Employee Administrators, LLC (6)	3M	S +	6.15%	11.42%	12/31/2025	3,123	3,085	3,104	2.76
							6,038	6,057	5.39
Software
Knowledge Support Systems, Inc. (6)	3M	S +	6.50%	11.77%	11/17/2029	1,663	1,623	1,624	1.45
							1,623	1,624	1.45
Trading Companies & Distributors
Certified Power, Inc	3M	S +	7.10%	12.37%	4/28/2028	4,545	4,414	4,414	3.93
Entertainment Earth, LLC (6)	3M	S +	6.15%	11.42%	7/22/2027	2,962	2,912	2,912	2.59
							7,326	7,326	6.52

Total First Lien Debt							$74,435	$74,548	66.39%
Total Investments—non-controlled							$74,435	$74,548	66.39%

Cash Equivalents
State Street Institutional Treasury Plus Money Market Fund (8)							35,949	35,949	32.01
Cash Equivalents							$35,949	$35,949	32.01%
Total Portfolio Investments and Cash Equivalent							$110,384	$110,497	98.40%

(1)	Unless otherwise indicated, issuers of debt investments held by the Fund are denominated in USD dollars. All debt investments are income producing unless otherwise indicated.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), London Interbank Offered Rate (“LIBOR” or “L”), EuroInterbank Offered Rate (“EURIBOR” or “E”) or Australian Bank Bill Swap Rate (“BBSW” or “B”), which generally resets periodically. For each loan, the Fund has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of June 30, 2023.

PGIM Private Credit Fund

Schedule of Investments (continued)

June 30, 2023

(in thousands)

(Unaudited)

(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)	Unless otherwise indicated, issuers of debt held by the Fund are domiciled in the United States.
(5)	All investments valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2. Accounting Policies” and “Note 5. Fair Value Measurements”).
(6)	Represents a loan that was purchased by the Fund and transferred at fair value from the parent company of PGIM Strategic Investments, Inc. in March 2023.
(7)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from unamortized fees, which are capitalized to the investment cost. See below for more information on the Fund’s unfunded commitments:

				Unfunded
		Commitment		Commitment
Investments—non-affiliated	Commitment Type	Expiration Date	Unfunded	Fair Value
ADB Acquiror, Inc	Delayed Draw Term Loan	5/12/2028	$1,727	$(46)
ADB Acquiror, Inc	Revolver	5/12/2028	455	(12)
AgroFresh, Inc.	Delayed Draw Term Loan	3/31/2029	707	(17)
AgroFresh, Inc.	Revolver	3/31/2028	99	(2)
Capital Construction, LLC	Revolver	10/22/2026	133	(2)
Close The Loop Group USA, Inc.	Delayed Draw Term Loan	10/26/2029	359	(8)
Close The Loop Group USA, Inc.	Revolver	12/26/2029	589	(13)
Eureka Entertainment, LLC	Revolver	12/20/2027	319	(5)
Legend Buyer, Inc.	Revolver	1/19/2029	214	(4)
Pryor Learning, LLC	Revolver	2/28/2028	203	(4)
Rochester Sensors, LLC	Revolver	5/8/2028	545	(13)
Sail Energy, LLC	Delayed Draw Term Loan	1/24/2028	101	(1)
Sail Energy, LLC	Revolver	1/24/2028	381	(5)
Together Group Holdings PLC	Delayed Draw Term Loan	4/6/2029	273	(8)
Total			$6,105	$(140)

(8)	Cash equivalents balance represents amounts held in interest-bearing money market funds issued by State Street Institutional Treasury Plus Money Market Fund (Investor Class (SAEXX)), which had a 30-day yield of 4.93% as of June 30, 2023.
(9)	The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of June 30, 2023, non-qualifying assets represented 1.1% of total assets as calculated in accordance with regulatory requirements.
(10)	The investment has multiple unique terms, so the loan principal is being subdivided and accordingly, interest is being accrued at differing interest rates as presented on the Schedule of Investments.

PGIM Private Credit Fund

Schedule of Investments (continued)

June 30, 2023

(in thousands)

(Unaudited)

ADDITIONAL INFORMATION

Forward Foreign Currency Exchange Contracts

	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation
Counterparty	(000's)	(000's)	Date	(Depreciation)
Macquarie Bank Limited	USD 1,241	AUD 1,847	22-Aug-23	$10
Macquarie Bank Limited	USD 32	AUD 48	22-Aug-23	—	(*)
Macquarie Bank Limited	USD 2	AUD 4	22-Aug-23	—	(*)
Macquarie Bank Limited	USD 921	EUR 845	7-July-23	(1)
				$9

(*)Less than $500

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments

December 31, 2022

(in thousands)

	Reference				Par
	Rate and			Maturity	Amount/		Fair	% of
Investments(1)	Spread(2)		Interest Rate(2)	Date	Units	Cost(3)	Value	Net Assets
Investments—non-affiliated
First Lien Debt(4) (5)
Business Services
Eureka Entertainment, LLC	3M S +	6.90%	11.49%	12/20/2027	$2,149	$2,101	$2,101	17.89%
Eureka Entertainment, LLC (Revolver) (6)	3M S +	6.90%	11.49%	12/20/2027	319	(7)	(7)	(0.06)
						2,094	2,094	17.83
Construction & Engineering
Capital Construction, LLC	1M S +	6.60%	10.96%	10/22/2026	931	911	911	7.76
Capital Construction, LLC (Revolver) (6)	1M S +	6.60%	10.96%	10/22/2026	222	50	50	0.43
Capital Construction, LLC (Delayed Draw) (6)	1M S +	6.60%	10.96%	10/22/2026	1,259	(14)	(14)	(0.12)
Full Circle Fiber Operating LLC	3M S +	7.15%	11.74%	12/16/2027	5,583	5,445	5,445	46.36
						6,392	6,392	54.43
Total First Lien Debt						$8,486	$8,486	72.26%
Total Investments—non-affiliated						$8,486	$8,486	72.26%
Cash Equivalents
State Street Institutional Treasury Plus Money Market Fund (7)						3,218	3,218	27.40
Total Cash Equivalents						$3,218	$3,218	27.40%
Total Portfolio Investments and Cash Equivalents						$11,704	$11,704	99.66%

(1)	Unless otherwise indicated, issuers of debt investments held by the Fund are denominated in USD dollars. All debt investments are income producing unless otherwise indicated.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), which generally resets periodically. For each loan, the Fund has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of December 31, 2022.
(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)	Unless otherwise indicated, issuers of debt held by the Fund are domiciled in the United States.
(5)	All investments valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2. Accounting Policies” and “Note 5. Fair Value Measurements”).

PGIM Private Credit Fund

Schedule of Investments (continued)

December 31, 2022

(in thousands)

(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. See below for more information on the Fund’s unfunded commitments:

				Unfunded
	Commitment	Commitment		Commitment
Investments— non-affiliated	Type	Expiration Date	Unfunded	Fair Value
Capital Construction, LLC	Delayed Draw Term loan	10/22/2026	$1,259	$(14)
Capital Construction, LLC	Revolver	10/22/2026	167	(5)
Eureka Entertainment, LLC	Revolver	12/20/2027	319	(7)
Total			$1,745	$(26)

(7)	Cash equivalents balance represents amounts held in interest-bearing money market funds issued by State Street Institutional Treasury Plus Money Market Fund (Investor Class (SAEXX)), which had a 30-day yield of 3.90% as of December 31, 2022.

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

The Fund commenced its operation on December 13, 2022, and as a result comparative statements have not been presented.

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

Investments

The Fund values its investments in accordance with FASB ASC 820, Fair Value Measurements (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. The Fund is required to report its investments for which current market values are not readily available at fair value. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a readily available market for these investments existed, and these differences could be material. See “Note 5. Fair Value Measurements.”

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

•

Valuation Designee discusses valuations and determines in good faith the fair value of each investment in the portfolio based in part on information from an independent valuation firm that is provided on a monthly basis in conjunction with the determination of the Net Asset Value (“NAV”) per share each month.

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

Although the net assets of the Fund are presented at the foreign exchange rates and market values at the close of the period, the Fund does not generally isolate that portion of the results of operations arising as a result of changes in the foreign exchange rates from the fluctuations arising from changes in the market prices of long-term portfolio securities held at the end of the period. Similarly, the Fund does not isolate the effect of changes in foreign exchange rates from the fluctuations arising from changes in the market prices of long-term portfolio securities sold during the period. Accordingly, holding period unrealized and realized foreign currency gains (losses) are included in the reported net change in unrealized appreciation (depreciation) on investments and net realized gains (losses) on investment transactions on the Statements of Operations. Notwithstanding the above, the Fund does isolate the effect of fluctuations in foreign currency exchange rates when determining the gain (loss) upon the sale or maturity of foreign currency denominated debt obligations; such amounts are included in net realized gains (losses) on foreign currency transactions.

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

The contracts are valued daily at current forward exchange rates and any unrealized gain (loss) is included in net unrealized appreciation or depreciation on forward contracts. Gain (loss) is realized on the settlement date of the contract equal to the difference between the settlement value of the original and negotiated forward contracts. This gain (loss), if any, is included in net realized gain (loss) on forward contract transactions. Risks may arise upon entering into these contracts from the potential inability of the counterparties to meet the terms of their contracts. Forward currency contracts involve risks from currency exchange rate and credit risk in excess of the amounts reflected on the Statements of Assets and Liabilities. The Fund’s maximum risk of loss from counterparty credit risk is the net value of the cash flows to be received from the counterparty at the end of the contract’s life.

Master Netting Arrangements

The Fund is subject to various Master Agreements, or netting arrangements, with select counterparties. These are agreements which PGIM Inc. (“PGIM” or the “Subadviser”) may have negotiated and entered into on behalf of the Fund. A master netting arrangement between the Fund and the counter party permits the Fund to offset amounts payable by the Fund to the same counterparty against amounts to be received; and by the receipt of collateral from the counterparty by the Fund to cover the Fund’s exposure to the counterparty. However, there is no assurance that such mitigating factors are easily enforceable. In addition to master netting arrangements, the right to set-off exists when all the conditions are met such that each of the parties owes the other determinable amounts, the reporting party has the right to set-off the amount owed with the amount owed by the other party, the reporting party intends to set-off and the right of set-off is enforceable by law.

The Fund is a party to International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements with certain counterparties that govern OTC derivative and foreign exchange contracts entered into from time to time. The Master Agreements may contain provisions regarding, among other things, the parties’ general obligations, representations, agreements, collateral requirements, events of default and early termination. With respect to certain counterparties, in accordance with the terms of the Master Agreements, collateral posted to the Fund is held in a segregated account by the Fund’s custodian and with respect to those amounts which can be sold or re-pledged, is presented in the Schedule of Investments. Collateral pledged by the Fund is segregated by the Fund’s custodian and identified in the Schedule of Investments. Collateral can be in the form of cash or debt securities issued by the U.S. Government or related agencies or other securities as agreed to by the Fund and the applicable counterparty. Collateral requirements are determined based on the Fund’s net position with each counterparty. Termination events applicable to the Fund may occur upon a decline in the Fund’s net assets below a specified threshold over a certain period of time. Termination events applicable to counterparties may occur upon a decline in the counterparty’s long-term and short-term credit ratings below a specified level. In each case, upon occurrence, the other party may elect to terminate early and cause settlement of all derivative and foreign exchange contracts outstanding, including the payment of any losses and costs resulting from such early termination, as reasonably determined by the terminating party. Any decision by one or more of the Fund’s counterparties to elect early termination could impact the Fund’s future derivative activity.

Revenue Recognition

The Fund records its investment transactions on a trade date basis, which is the date when the Fund assumes the risks for gains and losses related to that investment. Realized gains and losses are based on the specific identification method. Expenses are recorded on an accrual basis, which may require the use of certain estimates by management that may differ from actual.

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including original issue discount and upfront structuring fees (i.e. origination fees) received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and six months ended June 30, 2023, the Fund recorded $2,109 and $2,674, respectively, in interest income.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. For the three and six months ended June 30, 2023, the Fund recorded $488 and $528, respectively, in dividend income.

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

Base Management Fees

The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Fund’s net assets as of the beginning of the first calendar day of the applicable month after the Fund elects to be regulated as a BDC under the 1940 Act. For the first calendar month in which the Fund has operations as a BDC, net assets will be measured as the date that the Fund first publicly sells shares to a person or entity other than the Manager or its affiliates. The Manager has contractually agreed to waive its management fee for one year from effectiveness of the Fund’s registration statement (“Waiver Period”). Following the Waiver Period, the Manager will receive a management fee at an annual rate of 1.25% of the average daily value of the Fund’s net assets. The Fund will be eligible to accrue the management fees once shares are first publicly sold to a person or entity other than the Manager or its affiliates. Prior to the Fund’s election of BDC status, the management fee was contractually set to zero. Accordingly, no fee was accrued during that time.

For the three and six months ended June 30, 2023, there were no management fees accrued or payable by the Fund.

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

For the three and six months ended June 30, 2023, the Fund accrued income based incentive fees of $185 thousand and $185 thousand, respectively, all of which were subject to waiver by the Manager. As of June 30, 2023, there were no incentive fees payable by the Fund.

Sub-Advisory Fee

The Manager will pay a portion of the management fees and incentive fees it receives from the Fund to the Subadviser. No advisory fees will be paid by the Fund directly to the Subadviser. The Subadviser has contractually agreed to waive its portion of the management fees and incentive fees in their entirety for the Waiver Period. Prior to the Fund’s election of BDC status, the subadvisory fee was contractually set to zero. Accordingly, no subadvisory fee was payable by the Manager to the Subadviser for the three and six months ended June 30, 2023.

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

Intermediary Manager Agreement

The Fund entered into an Intermediary Manager Agreement with Prudential Investment Management Services, LLC (“PIMS” or the “Distributor”), an affiliate of the Manager, who will be principal underwriter and distributor of the Fund’s common shares. The Distributor will be entitled to receive shareholder servicing and/or distribution fees with respect to the Class S and Class D shares on an annualized basis as a percentage of the NAV for such class, subject to the inception of each class. The shareholder servicing and/or distribution fees will be paid monthly in arrears at an annual rate of 0.85% and 0.25% for Class S and D respectively, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month. No distribution and/or shareholder servicing fees will be paid with respect to Class I. As of June 30, 2023, the Fund has only Class I shares issued and outstanding.

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

Expense Limitation and Reimbursement Agreement

Pursuant to an Expense Limitation and Reimbursement Agreement, for three years from effectiveness of the Fund’s registration statement (the “ELRA Period”), the Manager has contractually agreed to waive its fees and/or reimburse expenses of the Fund so that the Fund’s Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). The Fund has agreed to repay these amounts, when and if requested by the Manager, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Manager waived or reimbursed such fees or expenses. This arrangement cannot be terminated without the consent of the Fund’s Board prior to the end of the ELRA Period. “Specified Expenses” includes all expenses incurred in the business of the Fund, including organizational and offering costs (excluding the organizational and offering expenses relating to the initial sale of Class S, Class D and Class I common shares), with the following exceptions: (i) the management fee, (ii) the incentive fee, (iii) the shareholder servicing and/or distribution fee, (iv) brokerage costs or other investment-related out-of-pocket expenses, (v) dividend/ interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Fund), (vi) taxes, and (vii) extraordinary expenses (as determined in the sole discretion of the Manager). Prior to the Fund’s election of BDC status, the Manager agreed to voluntarily enact the above-described expense limitation. Accordingly, such expense reimbursement is reflected on the Statements of Operations for the three and six months ended June 30, 2023.

PGIM Investments, PGIM, PIMS, PMFS, and PPC are indirect, wholly-owned subsidiaries of Prudential Financial, Inc.

Transactions with Affiliates

The Fund’s existing investments were acquired with proceeds from purchases of the Fund’s Class I shares by PGIM Strategic Investments, Inc. Select investments, as footnoted in the Schedule of Investments, were purchased from the parent company of PGIM Strategic Investments, Inc. while the Fund operated as a private fund. All other existing investments were originated with the portfolio company. For the investments purchased, the Fund engaged an independent third-party valuation firm to assist in determining the fair value of these investments in accordance with the Fund’s valuation procedures. For more information regarding the Fund’s valuation procedures see “Note 2. Accounting Policies.” Investments were purchased from the parent company of PGIM Strategic Investments, Inc. on the below dates with aggregate fair values as follows:

Date	Fair Value (in thousands)
March 13, 2023	$22,206
March 28, 2023	1,622
March 31, 2023	1,843

Note 4. Investments

The composition of the Fund’s investment portfolio at cost and fair value was as follows (dollar amounts in thousands):

	June 30, 2023
			Percentage of
			Total Investments
	Cost	Fair value	at Fair Value
First Lien Debt	$74,435	$74,548	100.00%
Total	$74,435	$74,548	100.00%

	December 31, 2022
			Percentage of
			Total Investments
	Cost	Fair value	at Fair Value
First Lien Debt	$8,486	$8,486	100.00%
Total	$8,486	$8,486	100.00%

The industry composition of investments at fair value was as follows:

	June 30, 2023	December 31, 2022
Construction & Engineering	14.75%	75.32%
Trading Companies & Distributors	9.83%	—%
Electronic Equipment, Instruments & Components	8.79%	—%
Chemicals	8.61%	—%
Professional Services	8.12%	—%
Containers & Packaging	7.66%	—%
Health Care Providers & Services	6.57%	—%
Media	6.50%	—%
Building Products	5.94%	—%
Beverages	3.98%	—%
IT Consulting & Other Services	3.86%	—%
Business Services	2.82%	24.68%
Human Resource & Employment Services	2.50%	—%
Gas Utilities	2.46%	—%
Pharmaceuticals	2.31%	—%
Software	2.18%	—%
Commercial Services & Supplies	1.64%	—%
Environmental & Facilities Services	1.48%	—%
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value was as follows (dollar amounts in thousands):

	June 30, 2023
			% of Total
			Investments at
Country	Cost	Fair Value	Fair Value
United States	$73,210	$73,326	98.36%
Australia	1,225	1,222	1.64%
Total	$74,435	$74,548	100.00%

	December 31, 2022
			% of Total
			Investments at
Country	Cost	Fair Value	Fair Value
United States	$8,486	$8,486	100.00%
Total	$8,486	$8,486	100.00%

As of June 30, 2023 and December 31, 2022, no loans in the portfolio were on non-accrual status.

As of June 30, 2023 and December 31, 2022, on a fair value basis, all performing debt investments bore interest at a floating rate.

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

The following is a summary of the inputs used as of June 30, 2023 and December 31, 2022 in valuing such financial instruments (dollar amounts in thousands):

	June 30, 2023
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$74,548	$74,548
Cash Equivalents	35,949	—	—	35,949
Total	$35,949	$—	$74,548	$110,497
Unrealized appreciation (depreciation) on OTC forward foreign currency exchange contracts*	$—	$9	$—	$9

	December 31, 2022
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$8,486	$8,486
Cash Equivalents	3,218	—	—	3,218
Total	$3,218	$—	$8,486	$11,704
Unrealized appreciation (depreciation) on OTC forward foreign currency exchange contracts*	$—	$—	$—	$—
*	Represents derivative instruments not reflected in the Schedule of Investments, which are recorded at the unrealized appreciation (depreciation) on the instrument.

The following table presents the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value (dollar amounts in thousands):

	First Lien
	Debt - Total Investments
	Three Months	Six Months
	Ended	Ended
	June 30, 2023	June 30, 2023
Fair value, beginning of period	$47,017	$8,486
Purchases of investments	28,259	66,920
Proceeds from sales of investments and principal repayments	(861)	(1,098)
Accretion of discount/amortization of premium	99	127
Net realized gain (loss)	—	—
Net change in unrealized appreciation (depreciation)	34	113
Fair value, end of period	$74,548	$74,548
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2023	$34	$113

The following tables present quantitative information about the significant unobservable inputs of the Fund’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Fund’s determination of fair value (dollar amounts in thousands).

	Fair Value as of			Range	Directional Impact
	June 30,	Valuation Approach/	Unobservable	(Weighted	on Fair Value
	2023	Methodology	Input(s)	Average)*	from Input Increase**
Assets:
First Lien Debt	$27,903	Market/Cost	Unadjusted Cost	N/A	N/A
First Lien Debt	46,645	Income/Discounted Cash Flow	Discount Rate	10.12% - 13.06% (11.73%)	Decrease
Total	$74,548
*	Representing the weighted average of each significant unobservable input range at the investment level by fair value
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

The Fund invested in derivative instruments during the reporting period. The primary type of risk associated with these derivative instruments is foreign exchange contracts risk. See “Note 2. Accounting Policies” for additional detail regarding these derivative instruments and their risks. The effect of such derivative instruments on the Fund’s financial position and financial performance as reflected in the Statements of Assets and Liabilities and Statements of Operations is presented in the summary below.

Fair value of derivative instruments as of June 30, 2023 as presented in the Statements of Assets and Liabilities (dollar amounts in thousands):

Asset Derivatives			Liability Derivatives
Derivative not
accounted for as	Statements of Assets		Statements of Assets
hedging instruments,	and Liabilities	Fair	and Liabilities	Fair
carried at fair value	Location	Value	Location	Value
Foreign exchange contracts	Unrealized appreciation on OTC forward foreign currency exchange contract	$9	—	$—

The effects of derivative instruments on the Statements of Operations for the three and six months ended June 30, 2023 are as follows (dollar amounts in thousands):

Amount of Realized Gain (Loss) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Foreign exchange contracts	$(8)	$(8)
Total	$(8)	$(8)

Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Foreign exchange contracts	$20	$9
Total	$20	$9

For the three and six months ended June 30, 2023, the Fund's average volume of derivative activities is as follows (dollar amounts in thousands):

	Average Volume of Derivative Activities*
	Three Months Ended	Six Months Ended
Derivative Contract Type	June 30, 2023	June 30, 2023
Forward Foreign Currency Exchange Contracts - Sold (1)	2,193,895	1,455,033
*	Average volume is based on average quarter end balance as noted for the three and six months ended June 30, 2023
(1)	Value at Settlement Date

Financial Instruments/Transactions—Summary of Offsetting and Netting Arrangements

The Fund invested in OTC derivatives during the reporting period that are either offset in accordance with current requirements or are subject to enforceable master netting arrangements or similar agreements that permit offsetting. The information about offsetting and related netting arrangements for OTC derivatives where the legal right to set-off exists is presented in the summary below.

Offsetting of OTC derivative assets and liabilities (dollar amounts in thousands):

	Gross Amounts of	Gross Amounts of	Net Amounts of
	Recognized	Recognized	Recognized	Collateral
Counterparty	Assets(1)	Liabilities(1)	Assets/(Liabilities)	Pledged/(Received)(2)	Net Amount
Macquarie Bank Limited	$9	$—	$9	$—	$9
	$9	$—	$9	$—	$9
(1)	Includes unrealized appreciation/(depreciation) on forwards as represented on the Statement of Assets and Liabilities.
(2)	Collateral amount disclosed by the Fund is limited to the Fund’s OTC derivative exposure by counterparty.

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

As of June 30, 2023, the Fund did not have any borrowings outstanding.

Note 7. Commitments and Contingencies

The Fund’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which requires the Fund to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2023 and December 31, 2022, the Fund had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $6,105 and $1,745, respectively.

In the normal course of business, the Fund may enter into contracts that provide a variety of general indemnifications. Any exposure to the Fund under these arrangements could involve future claims that may be made against the Fund. Currently, no such claims exist or are expected to arise and, accordingly, the Fund has not accrued any liability in connection with such indemnifications.

From time to time, the Fund may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2023, the Fund was not involved in any material legal proceedings.

Note 8. Capital

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

As of June 30, 2023, the Fund has 4,285,940 Class I shares issued and outstanding, all of which are owned by PGIM Strategic Investments, Inc.

Distributions

To the extent that the Fund has taxable income available, the Fund intends to make monthly distributions to its shareholders. Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on Fund earnings, financial condition, maintenance of tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. For the three and six months ended June 30, 2023, the Fund did not make any distributions.

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

As of June 30, 2023, no Common Shares were issued pursuant to the distribution reinvestment plan.

Share Repurchase Program

Beginning no later than the first full calendar quarter following the date that the Fund first publicly sells shares to a person or entity other than the Manager or its affiliates, and at the discretion of the Board, the Fund intends to commence a share repurchase program in which it intends to offer to repurchase, in each quarter, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the Fund’s best interest and the best interest of the Fund’s shareholders, such as when a repurchase offer would place an undue burden on the Fund’s liquidity, adversely affect the Fund’s operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 23(c) of the 1940 Act. All shares purchased by the Fund pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

As of June 30, 2023, no Common Shares were repurchased.

Note 9. Financial Highlights

The following are the financial highlights for the six months ended June 30, 2023:

For the Six Months Ended
June 30, 2023
Class I
Per Share Operating Performance:(1)
Net asset value, beginning of period	$25.09
Income from investment operations:
Net investment income(2)	1.07
Net realized and unrealized gains (losses)	0.04
Net increase (decrease) in net investment operations	1.11
Net asset value, end of period	$26.20
Total Return (3)	4.42%
Ratios and supplemental data:
Net assets, end of period (000’s)	$112,291
Ratio of gross expenses to average net assets(4)	2.05%
Ratio of waivers to average net assets(4)	(1.55)%
Ratio of net expenses to average net assets(4)	0.50%
Net investment income (loss) to average net assets(4)	8.54%
Portfolio turnover rate(5)	0%
(1)	Selected data for a Net Asset Value per Share outstanding throughout the period.
(2)	Calculated based on average shares outstanding during the period.
(3)	Total return based on net asset value calculated as the change in Net Asset Value per Share during the respective periods, assuming distributions, if any, are reinvested on the effects of the performance of the Fund during the period.
(4)	Annualized.
(5)	The Fund’s portfolio turnover rate is calculated in accordance with regulatory requirements, without regard to transactions involving short-term investments and certain derivatives. If such transaction were included, the Fund’s portfolio turnover rate may be higher.

Note 10. Subsequent Events

The Fund’s management evaluated subsequent events through the date of issuance of the financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the financial statements as of June 30, 2023 except as discussed below.

On July 3, 2023, PGIM Strategic Investments, Inc., an affiliate of the Manager, made a seed capital investment in unregistered Class S and Class D common shares of beneficial interest. The Fund received approximately $20 thousand of net proceeds relating to the issuance of each Class S and Class D Shares.

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

Portfolio and Investment Activity

For the three months ended June 30, 2023, we acquired $31.9 million aggregate principal amount of investments (including $3.6 million of unfunded commitments), all of which was first lien debt.

For the six months ended June 30, 2023, we acquired $82.3 million aggregate principal amount of investments (including $6.1 million of unfunded commitments), all of which was first lien debt.

Our portfolio and investment activity for the three and six months ended June 30, 2023 are presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	For the Three Months Ended	For the Six Months Ended
	June 30, 2023	June 30, 2023
Investments:
Total Investments, beginning of period	$46,938	$8,486
Purchase of investments	28,259	66,920
Proceeds from principal repayment of investments	(861)	(1,098)
Amortization or accretion of discount on investments	99	127
Net realized gain (loss) on investments	—	—
Total investments, end of period	$74,435	$74,435

Number of Portfolio Companies	23	23

The weighted average yields of our investments as of June 30, 2023 were as follows:

June 30, 2023
Weighted average yield on debt and income producing investments, at cost (1)	12.87%
Weighted average yield on debt and income producing investments, at fair value (1) (2)	12.85%
Percentage of debt investments bearing a floating rate (2)	100.0%
Percentage of debt investments bearing a fixed rate (2)	0.0%
(1)	Computed as (a) effective interest rates as of each respective date plus the annual accretion of discounts or less the annual amortization of premiums, as applicable, on accruing debt included in such securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)	Measured on a fair value basis. Excludes investments on non-accrual status.

Our investments as of June 30, 2023 and December 31, 2022 consisted of the following (dollar amounts in thousands):

	June 30, 2023
			Percentage of
			Total Investments
	Cost	Fair value	at Fair Value
First Lien Debt	$74,435	$74,548	100.00%
Total	$74,435	$74,548	100.00%

Largest portfolio company investment	$6,551	$6,551	8.79%
Average portfolio company investment	$3,236	$3,241	4.35%

	December 31, 2022
			Percentage of
			Total Investments
	Cost	Fair value	at Fair Value
First Lien Debt	$8,486	$8,486	100.00%
Total	$8,486	$8,486	100.00%

Largest portfolio company investment	$5,445	$5,445	64.16%
Average portfolio company investment	$2,829	$2,829	33.33%

Results of Operations

Operating results for the three and six months ended June 30, 2023 and for the period from commencement of operations on December 13, 2022 to December 31, 2022 were as follows (dollar amounts in thousands):

			For the period from
	For the Three	For the Six	December 13, 2022
	Months Ended	Months Ended	(commencement of operations) to
	June 30, 2023	June 30, 2023	December 31, 2022
Investment income
From non-affiliated investments:
Interest income	$2,109	$2,674	$45
Dividend income	488	528	—
Total investment income	2,597	3,202	45

Expenses
Professional fees	201	226	50
Income based incentive fees	185	185	—
Custodian and accounting fees	45	90	22
Trustee’s fees	44	88	—
Transfer agent’s fees and expenses	78	78	—
Pricing fees	27	27	—
Other general & administrative	3	19	20
Shareholders' reports	12	12	—
Total expenses	595	725	92
Expense reimbursement (Note 3)	(285)	(363)	(89)
Incentive fees waived (Note 3)	(185)	(185)	—
Net expenses	125	177	3
Net Investment Income (loss)	2,472	3,025	42

Realized and Unrealized Gain (Loss) on Investment and Foreign Currency Transactions
Net Realized gain (loss) on:
Non-affiliated investment transactions	—	—	—
Forward currency contracts	(8)	(8)	—
Foreign currency transactions	(5)	7	—
Net realized gain (loss)	(13)	(1)	—
Net change in unrealized appreciation (depreciation) on:
Non-affiliated investments	34	113	—
Forward currency contracts	20	9	—
Foreign currencies	5	—	—
Net unrealized appreciation (depreciation)	59	122	—
Net gain (loss) on investment and foreign currency transactions	46	121	—
Net increase (decrease) in net assets resulting from operations	$2,518	$3,146	$42

Investment Income

For the three and six months ended June 30, 2023, investment income was $2.6 million and $3.2 million, respectively, all of which was attributable to interest and fees on our debt investments and dividend income.

For the period from commencement of operations on December 13, 2022 to December 31, 2022, investment income was $45 thousand, all of which was attributable to interest and fees on our debt investments.

Expenses

Total expenses before expense reimbursement and incentive fee waiver for the three and six months ended June 30, 2023 were $595 thousand and $725 thousand, consisting primarily of income based incentive fees, custodian and accounting fees, trustees’ fees, pricing fees, professional fees, transfer agent’s fees and expenses, shareholder’s reports and other general and administrative fees.

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

For the three and six months ended June 30, 2023, the Fund accrued income based incentive fees of $185 thousand and $185 thousand, respectively, all of which were subject to waiver by the Manager.

Net realized gain (loss) and Net change in unrealized appreciation (depreciation) on investments

For the three and six months ended June 30, 2023, the Fund reported realized gains (losses) from foreign currency transactions of $(5) thousand and $7 thousand, respectively. For the three and six months ended June 30, 2023, the Fund reported a realized loss from forward currency contracts of $8 thousand and $8 thousand, respectively.

The Fund recorded a net change in unrealized appreciation of $59 thousand and $122 thousand, for the three and six months ended June 30, 2023, which reflects the net change in fair value of the investment portfolio relative to its cost basis over the period, forward currency contract transactions and foreign currency transactions.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are expected to be generated primarily through the net proceeds of our offering of the Fund’s Common Shares, any financing arrangements we may enter into in the future, and cash flows from operations, including investments sales and repayments and income earned from investments and cash equivalents. The primary uses of cash have been investments in portfolio companies and other general corporate purposes.

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

As of June 30, 2023, we had $37.2 million in cash and cash equivalents, including foreign currency. During the six months ended June 30, 2023, cash used in operating activities was $63.4 million, primarily as a result of purchasing portfolio investments of $66.9 million, partially offset by proceeds from repayment of investments of $1.0 million. Cash provided by financing activities was $97.4 million, primarily as a result of proceeds from issuance of Common Shares.

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

●	The Management Agreement
●	the Sub-Advisory Agreement
●	the Intermediary Manager Agreement; and
●	the Expense Limitation and Reimbursement Agreement

In addition to the aforementioned agreements, we have been granted exemptive relief by the SEC to co-invest with certain other persons, including certain affiliates of the Manager and certain funds managed and controlled by the Manager and its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

Performance

	Inception Date	Since Inception Return
Class I	December 13, 2022	4.80%

Critical Accounting Estimates

The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described in “Item 1 Financial Statements — Notes to Financial Statements: Accounting Policies” within this report. There have been no material changes in our critical accounting policies and practices.

Recent Developments

The Fund’s management evaluated recent developments through the date of issuance of the financial statements. There have been no recent developments that occurred during such period that would require disclosure in this report.

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

Based on our Statement of Assets and Liabilities as of June 30, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$2,286	$—	$2,286
Up 200 basis points	1,524	—	1,524
Up 100 basis points	762	—	762
Down 100 basis points	(762)	—	(762)
Down 200 basis points	(1,524)	—	(1,524)

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

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth information about unregistered sales of our Class I shares to PGIM Strategic Investments, Inc. The offer and sale of these Class I shares was exempt from the registration provisions of the Securities Act of 1933, as amended pursuant to Section 4(a)(2). The proceeds from the sales were invested in accordance with the Fund’s investment strategy. The following table details the shares sold (dollar amounts in thousands):

	Amount of Class I
Date of Unregistered Sale	Common Shares	Consideration
April 3, 2023	1,679,032	$43,000
Total	1,679,032	$43,000

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Agreement and Declaration of Trust (1)
3.2	Bylaws (2)
10.1	Management Agreement between PGIM Private Credit Fund and PGIM Investments LLC, dated May 5, 2023(3)
10.2	Subadvisory Agreement between PGIM Private Credit Fund and PGIM, Inc., dated May 5, 2023(3)
10.3	Management Fee Waiver Letter between PGIM Private Credit Fund and PGIM Investments LLC, dated May 5, 2023(3)
10.4	Subadvisory Fee Waiver Letter between PGIM Private Credit Fund and PGIM, Inc., dated May 5, 2023(3)
10.5	Expense Limitation Agreement between PGIM Private Credit Fund and PGIM Investments LLC, dated May 5, 2023(3)
10.6	Intermediary Manager Agreement between PGIM Private Credit Fund and Prudential Investment Management Services, LLC, dated May 5, 2023(3)
10.7	Transfer Agency and Service Agreement between PGIM Private Credit Fund and Prudential Mutual Fund Services LLC, dated April 3, 2023(3)
10.8	Distribution and Shareholder Servicing Plan, dated June 20, 2023(3)
10.9	Multi-Class Plan, dated June 20, 2023(3)
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

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(1)	Incorporated by reference to Exhibit (a)(3) to the Fund’s Registration Statement on Form N-2 (File No. 333-268093), filed on November 1, 2022.
(2)	Incorporated by reference to Exhibit (b) to the Fund’s Registration Statement on Form N-2 (File No. 333-268093), filed on November 1, 2022.
(3)	Filed Herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PGIM PRIVATE CREDIT FUND

Date: August 11, 2023	By:	/s/ Stuart S. Parker
Name: Stuart S. Parker
Title: President, Principal Executive Officer

Date: August 11, 2023	By:	/s/ Christian J. Kelly
Name: Christian J. Kelly
Title: Principal Financial Officer