Form 10-Q
period 2023-09-30
PGIM Private Credit Fund
filed 2023-11-14
CIK 1923622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

OR

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to

Commission File Number: 814-01582

PGIM Private Credit Fund

(Exact name of Registrant as specified in its Charter)

Delaware	88-1771414
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

655 Broad Street
Newark, NJ	07102-4410
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s telephone number, including area code): (973) 802-5032

Securities registered pursuant to Section 12(b) of the Act:

None	Not applicable	Not applicable
(Title of each class)	(Trading Symbol(s))	(Name of each exchange where registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act):

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

The number of shares of Registrant’s common shares of beneficial interest, $0.001 par value per share, outstanding as of November 13, 2023 was 4,286,877, 382, and 382 of Class I, Class S and Class D, respectively.

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

You should carefully review the “Risk Factors” section of our prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 7, 2023, as may be amended or supplemented from time to time, for a discussion of the risks and uncertainties that the Fund believes are material to its business, operating results, prospects and financial condition. Except as otherwise required by federal securities laws, the Fund does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I – Financial Information

Item 1. Financial Statements.

PGIM Private Credit Fund

Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Investments at fair value
Non-affiliated investments (cost of $83,778 and $8,486 at September 30, 2023 and December 31, 2022, respectively)(1)	$83,944	$8,486
Cash and cash equivalents	30,486	3,218
Foreign currency, at value	65	—
Interest receivable from non-affiliated investments	515	43
Unrealized appreciation on OTC forward foreign currency exchange contracts	24	—
Due from Manager	869	89
Other assets	53	1
Total assets	$115,956	$11,837

LIABILITIES
Professional fees payable	103	50
Transfer agent’s fees payable	16	—
Custodian and accounting fees payable	160	22
Accrued pricing fees payable	66	—
Trustees’ fees payable	160	—
Accrued expenses and other liabilities	9	20
Total liabilities	$514	$92

Commitments and contingencies (Note 7)

NET ASSETS
Common shares, $0.001 par value (unlimited shares authorized; 4,287,640 and 468,100 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	4	—	(*)
Paid–in capital in excess of par value	109,144	11,703
Total distributable earnings (loss)	6,294	42
Total net assets	$115,442	$11,745
NET ASSET VALUE PER SHARE
Class I Shares:
Net asset value, offering price and redemption price per share,
($115,422 ÷ 4,286,877 common shares issued and outstanding and
$11,745 ÷ 468,100 common shares issued and outstanding)	$26.92	$25.09

Class S Shares(2):
Net asset value, offering price and redemption price per share,
($10 ÷ 382 common shares issued and outstanding)	$26.87	$—

Class D Shares(2):
Net asset value, offering price and redemption price per share,
($10 ÷ 382 common shares issued and outstanding)	$26.91	$—
(1)	Includes fair value of unfunded loan commitments which are disclosed in footnote seven within the Schedule of Investments.
(2)	Class S and Class D shares commenced operations on July 3, 2023.
(*)	Less than $500

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30, 2023		September 30, 2023
Investment income
From non-affiliated investments:
Interest income	$2,635		$5,309
Dividend income	439		967
Fee income	50		50
Total investment income	3,124		6,326

Expenses
Professional fees	770		996
Income based incentive fees	212		397
Trustees’ fees	204		292
Custodian and accounting fees	48		138
Transfer agent’s fees and expenses(a)	54		132
Management fees	118		118
Pricing fees	39		66
Shareholders’ reports	41		53
Servicing and distribution fees	—	(*)	—	(*)
Other general & administrative	15		34
Total expenses	1,501		2,226
Expense reimbursement (Note 3)(a)	(1,029)		(1,392)
Incentive fees waived (Note 3)	(212)		(397)
Management fees waived (Note 3)	(118)		(118)
Net expenses	142		319
Net Investment Income (loss)	2,982		6,007

Realized and Unrealized Gain (Loss) on Investments and Foreign Currency Transactions
Net Realized gain (loss) on:
Non-affiliated investments transactions	—		—
Forward currency contracts	58		50
Foreign currency transactions	(1)		6
	57		56
Net change in unrealized appreciation (depreciation) on:
Non-affiliated investments	53		166
Forward currency contracts	15		24
Foreign currencies	(1)		(1)
	67		189
Net gain (loss) on investments and foreign currency transactions	124		245
Net increase (decrease) in net assets resulting from operations	$3,106		$6,252

(*)Less than $100

(a)	Class specific expenses and waivers were as follows:

	Class I	Class S	Class D
Transfer agent’s fees and expenses	122	5	5
Expense reimbursement	(1,382)	(5)	(5)

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2023	September 30, 2023
Operations
Net investment income (loss)	$2,982	$6,007
Net realized gain (loss)	57	56
Net change in unrealized appreciation (depreciation)	67	189
Net increase (decrease) in net assets resulting from operations	3,106	6,252

Distributions to common shareholders	—	—

Share transactions
Class I:
Proceeds from shares sold	25	97,425
Class S:
Proceeds from shares sold	10	10
Class D:
Proceeds from shares sold	10	10
Net increase (decrease) from share transactions	45	97,445
Total increase (decrease) in net assets	3,151	103,697
Net Assets, beginning of period	112,291	11,745
Net Assets, end of period	$115,442	$115,442

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Statement of Cash Flows
(in thousands)
(Unaudited)

For the Nine
Months Ended
September 30, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$6,252
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(166)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(24)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	1
Net realized (gain) loss on investments	—
Net accretion of discount and amortization of premium	(243)
Purchases of investments, net	(76,753)
Proceeds from principal repayments	1,704
(Increase) decrease in assets
Interest receivable	(472)
Due from Manager	(780)
Other assets	(52)
Increase (decrease) in liabilities
Professional fees payable	53
Transfer agent’s fees payable	16
Custodian and accounting fees payable	138
Accrued pricing fees payable	66
Trustees’ fees payable	160
Accrued expenses and other liabilities	(11)
Net cash provided by (used in) operating activities	(70,111)

Cash flows from financing activities:
Proceeds from issuance of common shares	97,445
Net cash provided by (used in) financing activities	97,445

Net increase (decrease) in cash and cash equivalents, including foreign currency	27,334
Effect of foreign exchange rate changes on cash and cash equivalents	(1)
Cash and cash equivalents, beginning of period	3,218
Cash and cash equivalents, end of period, including foreign currency	$30,551

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments

September 30, 2023

(in thousands)

(Unaudited)

	Reference					Par
	Rate and				Maturity	Amount/			Fair	% of
Investments(1)	Spread(2)			Interest Rate(2)	Date	Units		Cost(3)	Value	Net Assets
Investments—non-affiliated
First Lien Debt(4) (5)
Beverages
Suja Merger Sub, LLC (6)	1M	S +	5.60%	10.92%	8/23/2027		$2,978	$2,946	$2,960	2.56%
								2,946	2,960	2.56
Building Products
International Designs Group LLC	3M	S +	7.76%	13.15%	7/15/2026		4,505	4,407	4,406	3.82
								4,407	4,406	3.82
Business Services
Eureka Entertainment, LLC	3M	S +	6.90%	12.29%	12/20/2027		2,133	2,092	2,100	1.82
Eureka Entertainment, LLC (Revolver) (7)	1M	S +	6.85%	12.18%	12/20/2027		319	26	27	0.02
								2,118	2,127	1.84
Chemicals
AgroFresh, Inc.	1M	E +	7.25%	11.11%	3/31/2029	EUR	828	873	854	0.74
AgroFresh, Inc.	1M	S +	6.60%	11.92%	3/31/2029		5,231	5,087	5,110	4.42
AgroFresh, Inc. (Delayed Draw) (7)	1M	S +	6.60%	11.92%	3/31/2029		707	688	691	0.60
AgroFresh, Inc. (Revolver) (7)	1M	S +	6.60%	11.92%	3/31/2028		566	551	553	0.48
								7,199	7,208	6.24
Commercial Services & Supplies
ZircoData Holdings Pty Ltd (6) (9)	1M	B +	7.25%	11.44%	5/3/2026	AUD	1,824	1,210	1,165	1.01
								1,210	1,165	1.01
Construction & Engineering
ADB Acquisition, LLC (6)	3M	S +	6.76%	12.15%	12/18/2025		2,825	2,787	2,757	2.39
ADB Acquisition, LLC	3M	S +	6.76%	12.13%	12/18/2025		530	518	518	0.45
Capital Construction, LLC	1M	S +	6.35%	11.68%	10/22/2026		927	910	914	0.79
Capital Construction, LLC (Delayed Draw) (7)	1M	S +	6.35%	11.68%	10/22/2026		1,256	1,234	1,238	1.07
Capital Construction, LLC (Revolver) (7)	1M	S +	6.35%	11.68%	10/22/2026		222	129	130	0.11
Full Circle Fiber Operating LLC	1M	S +	7.10%	12.42%	12/16/2027		5,479	5,363	5,383	4.67
Safety Infrastructure Services Intermediate LLC	3M	S +	7.15%	12.54%	7/21/2028		2,182	2,135	2,135	1.85
Safety Infrastructure Services Intermediate LLC (Revolver) (7)	3M	S +	7.15%	12.54%	7/21/2028		455	81	81	0.07
								13,157	13,156	11.40
Containers & Packaging
Close The Loop Group USA, Inc.	3M	S +	6.90%	12.29%	10/26/2029		2,832	2,772	2,786	2.41
Close The Loop Group USA, Inc. (Delayed Draw) (7)	3M	S +	6.90%	12.29%	10/26/2029		358	(8)	(6)	(0.01)
Close The Loop Group USA, Inc. (Revolver) (7)	3M	S +	6.90%	12.29%	12/26/2029		589	(12)	(10)	(0.01)
Johns-Byrne LLC	3M	S +	6.25%	11.67%	8/31/2029		1,001	977	977	0.85
Johns-Byrne LLC (Delayed Draw) (7)	3M	S +	6.25%	11.67%	8/31/2029		267	(7)	(7)	(0.01)
Johns-Byrne LLC (Revolver) (7)	3M	S +	6.25%	11.67%	8/31/2029		134	44	44	0.04
Toledo AcquisitionCo Inc. (6)	3M	S +	6.15%	11.51%	8/21/2027		2,985	2,938	2,938	2.55
								6,704	6,722	5.82
Distributors
Delaware Valley Floral Group LLC	3M	S +	6.23%	11.61%	8/24/2028		701	685	685	0.60
Delaware Valley Floral Group LLC (Revolver) (7)	3M	S +	6.23%	11.61%	8/24/2028		327	(7)	(7)	(0.01)
								678	678	0.59
Electronic Equipment, Instruments & Components
Rochester Sensors, LLC	3M	S +	6.65%	12.04%	5/8/2028		6,710	6,556	6,587	5.71

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments (continued)

September 30, 2023

(in thousands)

(Unaudited)

	Reference					Par
	Rate and				Maturity	Amount/		Fair	% of
Investments(1)	Spread(2)			Interest Rate(2)	Date	Units	Cost(3)	Value	Net Assets
Investments—non-affiliated (continued)
Rochester Sensors, LLC (Revolver) (7)	3M	S +	6.65%	12.05%	5/8/2028	$545	$97	$99	0.08%
							6,653	6,686	5.79
Environmental & Facilities Services
Legend Buyer, Inc.	3M	S +	6.10%	11.44%	1/19/2029	1,126	1,101	1,106	0.96
Legend Buyer, Inc. (Revolver) (7)	3M	S +	6.10%	11.44%	1/19/2029	214	(5)	(4)	(0.01)
							1,096	1,102	0.95
Gas Utilities
Sail Energy, LLC	3M	S +	6.61%	12.09%	1/24/2028	1,169	1,149	1,153	1.00
Sail Energy, LLC (Delayed Draw) (7)	3M	S +	6.61%	12.09%	1/24/2028	785	671	674	0.58
Sail Energy, LLC (Revolver) (7)	3M	S +	6.61%	12.09%	1/24/2028	381	(7)	(5)	—
							1,813	1,822	1.58
Health Care Equipment
Medical Device Inc.	3M	S +	6.60%	11.99%	7/10/2029	1,616	1,577	1,577	1.37
Medical Device Inc. (Revolver) (7)	3M	S +	6.60%	11.99%	7/10/2029	202	(5)	(5)	(0.01)
							1,572	1,572	1.36
Health Care Providers & Services
ADB Acquiror, Inc	3M	S +	7.65%	13.04%	5/12/2028	5,077	4,948	4,972	4.31
ADB Acquiror, Inc (Delayed Draw) (7)	3M	S +	7.65%	13.04%	5/12/2028	1,727	(44)	(36)	(0.03)
ADB Acquiror, Inc (Revolver) (7)	3M	S +	7.65%	13.04%	5/12/2028	455	(11)	(9)	(0.01)
							4,893	4,927	4.27
Human Resource & Employment Services
Pryor Learning, LLC	1M	S +	6.85%	12.17%	2/28/2028	1,891	1,853	1,860	1.61
Pryor Learning, LLC (Revolver) (7)	1M	S +	6.85%	12.17%	2/28/2028	203	(4)	(3)	—
							1,849	1,857	1.61
IT Consulting & Other Services
MajorKey Technologies Holdings LLC (6)	3M	S +	6.26%	11.66%	12/3/2026	2,865	2,835	2,835	2.46
							2,835	2,835	2.46
Media
AOM Intermediate Holdco, LLC	3M	S +	6.90%	12.29%	8/22/2028	3,400	3,317	3,317	2.88
AOM Intermediate Holdco, LLC (Delayed Draw) (7)	3M	S +	6.90%	12.29%	8/22/2028	773	(19)	(19)	(0.01)
AOM Intermediate Holdco, LLC (Revolver) (7)	3M	S +	6.90%	12.29%	8/22/2028	258	(6)	(6)	(0.01)
Together Group Holdings PLC	3M	S +	7.65%	13.05%	4/6/2029	5,000	4,862	4,885	4.23
Together Group Holdings PLC (Delayed Draw) (7)	3M	S +	7.65%	13.05%	4/6/2029	273	(8)	(6)	(0.01)
							8,146	8,171	7.08
Pharmaceuticals
Quest Products, LLC (6) (10)	1M	S +	7.15%	12.43%	6/19/2025	1,548	1,535	1,535	1.33
	3M	S+	7.15%	12.56%
						1,548	1,535	1,535	1.33
Professional Services
HH Global Finance LTD (6)	6M	L +	5.93%	11.51%	2/25/2027	3,000	2,956	2,966	2.57
Prestige Employee Administrators, LLC (6)	3M	S +	6.15%	11.54%	12/31/2025	3,102	3,069	3,085	2.67
							6,025	6,051	5.24
Software
Knowledge Support Systems, Inc. (6)	1M	S +	6.50%	11.55%	11/17/2029	1,663	1,625	1,626	1.41
							1,625	1,626	1.41
Trading Companies & Distributors
Certified Power, Inc	3M	S +	7.10%	12.35%	4/28/2028	4,545	4,421	4,441	3.85
Entertainment Earth, LLC (6)	3M	S +	6.65%	12.04%	7/22/2027	$2,943	$2,896	$2,897	2.51%
							7,317	7,338	6.36
Total First Lien Debt							$83,778	$83,944	72.72%
Total Investments—non-affiliated							$83,778	$83,944	72.72%

Cash Equivalents
State Street Institutional Treasury Plus Money Market Fund (8)							28,342	28,342	24.55
Cash Equivalents							$28,342	$28,342	24.55%
Total Portfolio Investments and Cash Equivalent							$112,120	$112,286	97.27%
(1)	Unless otherwise indicated, issuers of debt investments held by the Fund are denominated in USD dollars. All debt investments are income producing unless otherwise indicated.

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments (continued)

September 30, 2023

(in thousands)

(Unaudited)

(2)	Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), London Interbank Offered Rate (“LIBOR” or “L”), EuroInterbank Offered Rate (“EURIBOR” or “E”) or Australian Bank Bill Swap Rate (“BBSW” or “B”), which generally resets periodically. For each loan, the Fund has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of September 30, 2023.
(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)	Unless otherwise indicated, issuers of debt held by the Fund are domiciled in the United States.
(5)	All investments valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2. Accounting Policies” and “Note 5. Fair Value Measurements”).
(6)	Represents a loan that was purchased by the Fund and transferred at fair value from the parent company of PGIM Strategic Investments, Inc. in March 2023.
(7)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from unamortized fees, which are capitalized to the investment cost. See below for more information on the Fund’s unfunded commitments:

				Unfunded
		Commitment		Commitment
Investments—non-affiliated	Commitment Type	Expiration Date	Unfunded	Fair Value
ADB Acquiror, Inc	Delayed Draw Term Loan	5/12/2028	$1,727	$(36)
ADB Acquiror, Inc	Revolver	5/12/2028	455	(9)
AOM Intermediate Holdco, LLC	Delayed Draw Term Loan	8/22/2028	773	(19)
AOM Intermediate Holdco, LLC	Revolver	8/22/2028	258	(6)
Capital Construction, LLC	Revolver	10/22/2026	89	(1)
Close The Loop Group USA, Inc.	Delayed Draw Term Loan	10/26/2029	358	(6)
Close The Loop Group USA, Inc.	Revolver	12/26/2029	589	(10)
Delaware Valley Floral Group LLC	Revolver	8/24/2028	327	(7)
Eureka Entertainment, LLC	Revolver	12/20/2027	287	(4)
Johns-Byrne LLC	Delayed Draw Term Loan	8/31/2029	267	(7)
Johns-Byrne LLC	Revolver	8/31/2029	87	(2)
Legend Buyer, Inc.	Revolver	1/19/2029	214	(4)
Medical Device Inc.	Revolver	7/11/2029	202	(5)
Pryor Learning, LLC	Revolver	2/28/2028	203	(3)
Rochester Sensors, LLC	Revolver	5/8/2028	436	(8)
Safety Infrastructure Services Intermediate LLC	Revolver	7/21/2028	363	(8)
Sail Energy, LLC	Delayed Draw Term Loan	1/24/2028	101	(1)
Sail Energy, LLC	Revolver	1/24/2028	381	(5)
Together Group Holdings PLC	Delayed Draw Term Loan	4/6/2029	273	(6)
Total			$7,390	$(147)

(8)	Cash equivalents balance represents amounts held in interest-bearing money market funds issued by State Street Institutional Treasury Plus Money Market Fund (Investor Class (SAEXX)), which had a 30-day yield of 5.20% as of September 30, 2023.

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments (continued)

September 30, 2023

(in thousands)

(Unaudited)

(9)	The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Fund may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Fund’s total assets. As of September 30, 2023, non-qualifying assets represented 1.0% of the Fund’s total assets as calculated in accordance with regulatory requirements.
(10)	The investment has multiple unique terms, so the loan principal is being subdivided and accordingly, interest is being accrued at differing interest rates as presented on the Schedule of Investments.

ADDITIONAL INFORMATION

Forward Foreign Currency Exchange Contracts

	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation
Counterparty	(000’s)	(000’s)	Date	(Depreciation)
Macquarie Bank Limited	USD 1,179	AUD 1,835	22-Nov-23	$(7)
Macquarie Bank Limited	USD 908	EUR 828	10-Oct-23	31
				$24

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

PGIM Private Credit Fund

Schedule of Investments (continued)

December 31, 2022

(in thousands)

(Unaudited)

(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. See below for more information on the Fund’s unfunded commitments:

				Unfunded
	Commitment	Commitment		Commitment
Investments—non-affiliated	Type	Expiration Date	Unfunded	Fair Value
Capital Construction, LLC	Delayed Draw Term loan	10/22/2026	$1,259	$(14)
Capital Construction, LLC	Revolver	10/22/2026	167	(5)
Eureka Entertainment, LLC	Revolver	12/20/2027	319	(7)
Total			$1,745	$(26)

(7)	Cash equivalents balance represents amounts held in interest-bearing money market funds issued by State Street Institutional Treasury Plus Money Market Fund (Investor Class (SAEXX)), which had a 30-day yield of 3.90% as of December 31, 2022.

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Notes to Financial Statements (unaudited)

(dollars in thousands, except share and per share amounts)

Note 1. Organization

The Fund is a Delaware statutory trust formed on March 21, 2022. The Fund currently invests and intends to continue investing primarily in privately placed floating rate leveraged (below investment grade) debt, including, but not limited to, senior secured, first lien, debt issuances in middle market companies primarily in the United States as well as up to 30% of its total assets in investments in other countries (primarily Canada, Europe, Australia and Latin America). The Fund currently is majority-owned by PGIM Strategic Investments, Inc. The Fund elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”) effective May 5, 2023. On May 8, 2023, the Fund elected to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a RIC as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Fund commenced its operation on December 13, 2022, and as a result similar-period comparative statements have not been presented.

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

As part of the Fund’s valuation process, the Valuation Designee will take into account relevant factors in determining the fair value of the Fund’s investments without market quotations, many of which are loans, including and in combination, as relevant: (i) the estimated enterprise value of a portfolio company, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, (v) a comparison of the portfolio company’s securities to any similar publicly traded securities, and (vi) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. The determinations of fair value may differ materially from the values that would have been used if a readily available market for these non-traded securities existed. Due to this uncertainty, fair value determinations may cause NAV on a given date to materially differ from the value that may ultimately realize upon the sale of one or more of the investments.

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

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including original issue discount and upfront structuring fees (i.e. origination fees) received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and nine months ended September 30, 2023, the Fund recorded $2,635 and $5,309, respectively, in interest income.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. For the three and nine months ended September 30, 2023, the Fund recorded $439 and $967, respectively, in dividend income.

Fee Income

The Fund may receive various fees in the ordinary course of business such as for consents, waivers and amendments, as well as fees for managerial assistance rendered by the Fund to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. For both the three and nine months ended September 30, 2023, the Fund recorded $50 thousand in fee income.

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

To qualify for and maintain qualification as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Fund must distribute to its shareholders, for each taxable year, at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income.

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

For both the three and nine months ended September 30, 2023, the Fund accrued Management fees of $118 thousand all of which was subject to waiver by the Manager. As of September 30, 2023, there were no management fees payable by the Fund.

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

“Pre-Incentive Fee Net Investment Income Returns” represents either the dollar value of, or percentage rate of return on the value of net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies) accrued during the calendar quarter, minus operating expenses accrued for the quarter (including the management fee and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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

For the three and nine months ended September 30, 2023, the Fund accrued income based incentive fees of $212 thousand and $397 thousand, respectively, all of which were subject to waiver by the Manager. As of September 30, 2023, there were no incentive fees payable by the Fund.

Sub-Advisory Fee

The Manager will pay a portion of the management fees and incentive fees it receives from the Fund to the Subadviser. No advisory fees will be paid by the Fund directly to the Subadviser. The Subadviser has contractually agreed to waive its portion of the management fees and incentive fees in their entirety for the Waiver Period. Prior to the Fund’s election of BDC status, the subadvisory fee was contractually set to zero. Accordingly, no subadvisory fee was payable by the Manager to the Subadviser for the three and nine months ended September 30, 2023.

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

Intermediary Manager Agreement

The Fund entered into an Intermediary Manager Agreement with Prudential Investment Management Services, LLC (“PIMS” or the “Distributor”), an affiliate of the Manager, who will be principal underwriter and distributor of the Fund’s common shares. The Distributor will be entitled to receive shareholder servicing and/or distribution fees with respect to the Class S and Class D shares on an annualized basis as a percentage of the NAV for such class, subject to the inception of each class. The shareholder servicing and/or distribution fees will be paid monthly in arrears at an annual rate of 0.85% and 0.25% for Class S and D respectively, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month. No distribution and/or shareholder servicing fees will be paid with respect to Class I. As of September 30, 2023, the Fund has Class I, Class S and Class D shares issued and outstanding.

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

Expense Limitation and Reimbursement Agreement

Pursuant to an Expense Limitation and Reimbursement Agreement, for three years from effectiveness of the Fund’s registration statement (the “ELRA Period”), the Manager has contractually agreed to waive its fees and/or reimburse expenses of the Fund so that the Fund’s Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). The Fund has agreed to repay these amounts, when and if requested by the Manager, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Manager waived or reimbursed such fees or expenses. This arrangement cannot be terminated without the consent of the Fund’s Board prior to the end of the ELRA Period. “Specified Expenses” includes all expenses incurred in the business of the Fund, including organizational and offering costs (excluding the organizational and offering expenses relating to the initial sale of Class S, Class D and Class I common shares), with the following exceptions: (i) the management fee, (ii) the incentive fee, (iii) the shareholder servicing and/or distribution fee, (iv) brokerage costs or other investment-related out-of-pocket expenses, (v) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Fund), (vi) taxes, and (vii) extraordinary expenses (as determined in the sole discretion of the Manager). Prior to the Fund’s election of BDC status, the Manager agreed to voluntarily enact the above-described expense limitation. Accordingly, such expense reimbursement is reflected on the Statements of Operations for the three and nine months ended September 30, 2023.

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

Note 4. Investments

As of September 30, 2023 and December 31, 2022, the composition of the Fund’s investment portfolio at cost and fair value was as follows (dollar amounts in thousands):

	September 30, 2023
			Percentage of
			Total Investments
	Cost	Fair value	at Fair Value
First Lien Debt	$83,778	$83,944	100.00%
Total	$83,778	$83,944	100.00%

	December 31, 2022
			Percentage of
			Total Investments
	Cost	Fair value	at Fair Value
First Lien Debt	$8,486	$8,486	100.00%
Total	$8,486	$8,486	100.00%

As of September 30, 2023 and December 31, 2022, the industry composition of investments at fair value was as follows:

	September 30, 2023	December 31, 2022
Construction & Engineering	15.67%	75.32%
Media	9.73%	—%
Trading Companies & Distributors	8.74%	—%
Chemicals	8.59%	—%
Containers & Packaging	8.01%	—%
Electronic Equipment, Instruments & Components	7.96%	—%
Professional Services	7.21%	—%
Health Care Providers & Services	5.87%	—%
Building Products	5.25%	—%
Beverages	3.53%	—%
IT Consulting & Other Services	3.38%	—%
Business Services	2.53%	24.68%
Human Resource & Employment Services	2.21%	—%
Gas Utilities	2.17%	—%
Software	1.94%	—%
Health Care Equipment	1.87%	—%
Pharmaceuticals	1.83%	—%
Commercial Services & Supplies	1.39%	—%
Environmental & Facilities Services	1.31%	—%
Distributors	0.81%	—%
Total	100.00%	100.00%

As of September 30, 2023 and December 31, 2022, the geographic composition of investments at cost and fair value was as follows (dollar amounts in thousands):

	September 30, 2023
			% of Total
			Investments at
Country	Cost	Fair Value	Fair Value
United States	$82,568	$82,779	98.61%
Australia	1,210	1,165	1.39%
Total	$83,778	$83,944	100.00%

	December 31, 2022
			% of Total
			Investments at
Country	Cost	Fair Value	Fair Value
United States	$8,486	$8,486	100.00%
Total	$8,486	$8,486	100.00%

As of September 30, 2023 and December 31, 2022, no loans in the portfolio were on non-accrual status.

As of September 30, 2023 and December 31, 2022, on a fair value basis, all performing debt investments bore interest at a floating rate.

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

The following is a summary of the inputs used as of September 30, 2023 and December 31, 2022 in valuing such financial instruments (dollar amounts in thousands):

	September 30, 2023
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$83,944	$83,944
Cash Equivalents	28,342	—	—	28,342
Total	$28,342	$—	$83,944	$112,286
Unrealized appreciation (depreciation) on OTC forward foreign currency exchange contracts*	$—	$24	$—	$24

	December 31, 2022
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$8,486	$8,486
Cash Equivalents	3,218	—	—	3,218
Total	$3,218	$—	$8,486	$11,704
Unrealized appreciation (depreciation) on OTC forward foreign currency exchange contracts*	$—	$—	$—	$—
*	Represents derivative instruments not reflected in the Schedule of Investments, which are recorded at the unrealized appreciation (depreciation) on the instrument.

The following table presents the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value (dollar amounts in thousands):

	First Lien
	Debt - Total Investments
	Three Months	Nine Months
	Ended	Ended
	September 30, 2023	September 30, 2023
Fair value, beginning of period	$74,548	$8,486
Purchases of investments	9,833	76,753
Proceeds from principal repayments	(606)	(1,704)
Accretion of discount/amortization of premium	116	243
Net realized gain (loss)	—	—
Net change in unrealized appreciation (depreciation)	53	166
Fair value, end of period	$83,944	$83,944
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2023	$53	$166

The following tables present quantitative information about the significant unobservable inputs of the Fund’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Fund’s determination of fair value (dollar amounts in thousands).

	Fair Value as of			Range	Directional Impact
	September 30,	Valuation Approach/	Unobservable	(Weighted	on Fair Value
	2023	Methodology	Input(s)	Average)*	from Input Increase**
Assets:
First Lien Debt	$8,772	Market/Cost	Unadjusted Cost	N/A	N/A
First Lien Debt	75,172	Income/Discounted Cash Flow	Discount Rate	10.71% - 14.23% (12.37%)	Decrease
Total	$83,944
*	Represents the weighted average of each significant unobservable input range at the investment level by fair value.
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

Fair value of derivative instruments as of September 30, 2023 as presented in the Statements of Assets and Liabilities (dollar amounts in thousands):

Asset Derivatives			Liability Derivatives
Derivative not
accounted for as	Statements of Assets		Statements of Assets
hedging instruments,	and Liabilities	Fair	and Liabilities	Fair
carried at fair value	Location	Value	Location	Value
Foreign exchange contracts	Unrealized appreciation on OTC forward foreign currency exchange contract	$24	—	$—

The effects of derivative instruments on the Statements of Operations for the three and nine months ended September 30, 2023 are as follows (dollar amounts in thousands):

Amount of Realized Gain (Loss) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Foreign exchange contracts	$58	$50
Total	$58	$50

Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Foreign exchange contracts	$15	$24
Total	$15	$24

For the three and nine months ended September 30, 2023, the Fund’s average volume of derivative activities is as follows (dollar amounts in thousands):

	Average Volume of Derivative Activities*
	Three Months Ended	Nine Months Ended
Derivative Contract Type	September 30, 2023	September 30, 2023
Forward Foreign Currency Exchange Contracts - Sold (1)	2,086,980	1,613,020
*	Average volume is based on average quarter end balance as noted for the three and nine months ended September 30, 2023.
(1)	Value at Settlement Date

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

Offsetting of OTC derivative assets and liabilities (dollar amounts in thousands):

	Gross Amounts of	Gross Amounts of	Net Amounts of
	Recognized	Recognized	Recognized	Collateral
Counterparty	Assets(1)	Liabilities(1)	Assets/(Liabilities)	Pledged/(Received)(2)	Net Amount
Macquarie Bank Limited	$24	$—	$24	$—	$24
	$24	$—	$24	$—	$24
(1)	Includes unrealized appreciation/(depreciation) on forwards as represented on the Statement of Assets and Liabilities.
(2)	Collateral amount disclosed by the Fund is limited to the Fund’s OTC derivative exposure by counterparty.

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

As of September 30, 2023, the Fund did not have any borrowings outstanding.

Note 7. Commitments and Contingencies

The Fund’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which requires the Fund to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2023 and December 31, 2022, the Fund had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $7,390 and $1,745, respectively.

In the normal course of business, the Fund may enter into contracts that provide a variety of general indemnifications. Any exposure to the Fund under these arrangements could involve future claims that may be made against the Fund. Currently, no such claims exist or are expected to arise and, accordingly, the Fund has not accrued any liability in connection with such indemnifications.

From time to time, the Fund may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2023, the Fund was not involved in any material legal proceedings.

Note 8. Capital

The Fund is offering on a continuous basis its common shares of beneficial interest, $0.001 par value per share (“Common Shares”). The Fund intends to offer any combination of three classes of Common Shares—Class I shares, Class S shares and Class D shares—with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The purchase price per share for each class of Common Shares will equal the Fund’s NAV per share, as of the effective date of the monthly share purchase date. This is a “best efforts” offering, which means that PIMS will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in this offering.

On July 3, 2023, the Fund seeded unregistered Class S and Class D common shares. As of September 30, 2023, the Fund has 382, 382 and 4,286,877 of Class D, Class S and Class I shares issued and outstanding, respectively, all of which is 99.9% owned by PGIM Strategic Investments, Inc.

Distributions

To the extent that the Fund has taxable income available, the Fund intends to make monthly distributions to its shareholders. Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on Fund earnings, financial condition, maintenance of tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. For the three and nine months ended September 30, 2023, the Fund did not make any distributions.

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

As of September 30, 2023, no Common Shares were issued pursuant to the distribution reinvestment plan.

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

As of September 30, 2023, no Common Shares were repurchased.

Note 9. Financial Highlights

The following are the financial highlights for the nine months ended September 30, 2023:

For the Nine Months Ended
September 30, 2023
Class I
Per Share Operating Performance:(1)
Net asset value, beginning of period	$25.09
Income from investment operations:
Net investment income(2)	1.81
Net realized and unrealized gains (losses)	0.02
Net increase (decrease) in net investment operations	1.83
Net asset value, end of period	$26.92
Total Return (3)	7.29%
Ratios and supplemental data:
Net assets, end of period (000’s)	$115,422
Ratio of gross expenses to average net assets(4)	3.51%
Ratio of waivers to average net assets(4)	(3.01)%
Ratio of net expenses to average net assets(4)	0.50%
Net investment income (loss) to average net assets(4)	9.53%
Portfolio turnover rate(5)	0%
(1)	Selected data for a Net Asset Value per Share outstanding throughout the period.
(2)	Calculated based on average shares outstanding during the period.
(3)	Total return based on net asset value calculated as the change in Net Asset Value per Share during the respective periods, assuming distributions, if any, are reinvested on the effects of the performance of the Fund during the period.
(4)	Annualized.
(5)	The Fund’s portfolio turnover rate is calculated in accordance with regulatory requirements, without regard to transactions involving short-term investments and certain derivatives. If such transactions were included, the Fund’s portfolio turnover rate may be higher.

For the Nine Months Ended
September 30, 2023
Class S(6)
Per Share Operating Performance:(1)
Net asset value, beginning of period	$26.20
Income from investment operations:
Net investment income(2)	0.65
Net realized and unrealized gains (losses)	0.02
Net increase (decrease) in net investment operations	0.67
Net asset value, end of period	$26.87
Total Return (3)	2.56%
Ratios and supplemental data:
Net assets, end of period (000’s)	$10
Ratio of gross expenses to average net assets(4)	202.42%
Ratio of waivers to average net assets(4)	(201.07)%
Ratio of net expenses to average net assets(4)	1.35%
Net investment income (loss) to average net assets(4)	9.90%
Portfolio turnover rate(5)	0%
(1)	Selected data for a Net Asset Value per Share outstanding throughout the period.
(2)	Calculated based on average shares outstanding during the period.
(3)	Total return based on net asset value calculated as the change in Net Asset Value per Share during the respective periods, assuming distributions, if any, are reinvested on the effects of the performance of the Fund during the period.
(4)	Annualized.

(5)	The Fund’s portfolio turnover rate is calculated in accordance with regulatory requirements, without regard to transactions involving short-term investments and certain derivatives. If such transactions were included, the Fund’s portfolio turnover rate may be higher.
(6)	Class S commenced operation on July 3, 2023.

For the Nine Months Ended
September 30, 2023
Class D(6)
Per Share Operating Performance:(1)
Net asset value, beginning of period	$26.20
Income from investment operations:
Net investment income(2)	0.69
Net realized and unrealized gains (losses)	0.02
Net increase (decrease) in net investment operations	0.71
Net asset value, end of period	$26.91
Total Return (3)	2.71%
Ratios and supplemental data:
Net assets, end of period (000’s)	$10
Ratio of gross expenses to average net assets(4)	201.67%
Ratio of waivers to average net assets(4)	(200.92)%
Ratio of net expenses to average net assets(4)	0.75%
Net investment income (loss) to average net assets(4)	10.49%
Portfolio turnover rate(5)	0%
(1)	Selected data for a Net Asset Value per Share outstanding throughout the period.
(2)	Calculated based on average shares outstanding during the period.
(3)	Total return based on net asset value calculated as the change in Net Asset Value per Share during the respective periods, assuming distributions, if any, are reinvested on the effects of the performance of the Fund during the period.
(4)	Annualized.
(5)	The Fund’s portfolio turnover rate is calculated in accordance with regulatory requirements, without regard to transactions involving short-term investments and certain derivatives. If such transactions were included, the Fund’s portfolio turnover rate may be higher.
(6)	Class D commenced operation on July 3, 2023.

Note 10. Subsequent Events

The Fund’s management evaluated subsequent events through the date of issuance of the financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the financial statements as of September 30, 2023, except as discussed below.

On October 30, 2023, the Fund, entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) with Sumitomo Mitsui Banking Corporation (“SMBC”).

The Revolving Credit Facility is secured by substantially all of the assets in the Fund’s portfolio, including cash and cash equivalents. The stated interest rate on the Revolving Credit Facility is determined pursuant to a formula-based calculation based on the gross borrowing base at the time, resulting in a stated interest rate, depending on the type of borrowing, of either (a) Term SOFR plus a 10 basis point credit spread adjustment and an applicable margin equal to 2.125% per annum or 2.25% per annum, or (b) Alternate Base Rate plus a 10 basis point credit spread adjustment and an applicable margin equal to 1.125% per annum or 1.25% per annum in respect of USD borrowings and comparable rates in respect of non-USD borrowings.

The initial principal amount of the Revolving Credit Facility is $150 million. The Revolving Credit Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Revolving Credit Facility to up to $350 million. All amounts outstanding under the Revolving Credit Facility must be repaid by the date that is five years after the closing date of the Revolving Credit Facility.

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

The Fund primarily seeks investments in middle market companies predominantly located in the United States, as well as up to 30% of its total assets in investments in other countries (primarily Canada, Europe, Australia, and Latin America).

Revenues

We generate revenue in the form of interest income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior debt investments bear interest at a floating rate. Interest on debt securities is generally payable monthly, quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums are capitalized, and we accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.

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

Portfolio and Investment Activity

For the three months ended September 30, 2023, we acquired $10.7 million aggregate principal amount of investments (including $1.3 million of unfunded commitments), all of which was first lien debt.

For the nine months ended September 30, 2023, we acquired $93.0 million aggregate principal amount of investments (including $7.4 million of unfunded commitments), all of which was first lien debt.

Our portfolio and investment activity for the three and nine months ended September 30, 2023 are presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	For the Three Months Ended	For the Nine months Ended
	September 30, 2023	September 30, 2023
Investments:
Total Investments, beginning of period	$74,435	$8,486
Purchase of investments	9,833	76,753
Proceeds from principal repayment of investments	(606)	(1,704)
Amortization or accretion of discount on investments	116	243
Net realized gain (loss) on investments	—	—
Total investments, end of period	$83,778	$83,778

Number of Portfolio Companies	28	28

The weighted average yields of our investments as of September 30, 2023 were as follows:

September 30, 2023
Weighted average yield on debt and income producing investments, at cost (1)	12.96%
Weighted average yield on debt and income producing investments, at fair value (1) (2)	12.94%
Percentage of debt investments bearing a floating rate (2)	100.0%
Percentage of debt investments bearing a fixed rate (2)	0.0%
(1)	Computed as (a) effective interest rates as of each respective date plus the annual accretion of discounts or less the annual amortization of premiums, as applicable, on accruing debt included in such securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)	Measured on a fair value basis. Excludes investments on non-accrual status.

Our investments as of September 30, 2023 and December 31, 2022 consisted of the following (dollar amounts in thousands):

	September 30, 2023
			Percentage of
			Total Investments
	Cost	Fair value	at Fair Value
First Lien Debt	$83,778	$83,944	100.00%
Total	$83,778	$83,944	100.00%

Largest portfolio company investment	$7,199	$7,208	8.59%
Average portfolio company investment	$2,992	$2,998	3.57%

	December 31, 2022
			Percentage of
			Total Investments
	Cost	Fair value	at Fair Value
First Lien Debt	$8,486	$8,486	100.00%
Total	$8,486	$8,486	100.00%

Largest portfolio company investment	$5,445	$5,445	64.16%
Average portfolio company investment	$2,829	$2,829	33.33%

Results of Operations

Operating results for the three and nine months ended September 30, 2023 and for the three months ended June 30,2023 were as follows (dollar amounts in thousands):

	For the Three	For the Nine	For the Three
	Months Ended	Months Ended	Months Ended
	September 30, 2023	September 30, 2023	June 30, 2023
Investment income
From non-affiliated investments:
Interest income	$2,635	$5,309	$2,109
Dividend income	439	967	488
Fee Income	50	50	—
Total investment income	3,124	6,326	2,597

Expenses
Professional fees	770	996	201
Income based incentive fees	212	397	185
Trustee’s fees	204	292	44
Custodian and accounting fees	48	138	45
Transfer agent’s fees and expenses	54	132	78
Management fees	118	118	—
Pricing fees	39	66	27
Shareholders’ reports	41	53	12
Other general & administrative	15	34	3
Total expenses	1,501	2,226	595
Expense reimbursement (Note 3)	(1,029)	(1,392)	(285)
Incentive fees waived (Note 3)	(212)	(397)	(185)
Management fees waived (Note 3)	(118)	(118)	—
Net expenses	142	319	125
Net Investment Income (loss)	2,982	6,007	2,472

Realized and Unrealized Gain (Loss) on Investment and Foreign Currency Transactions
Net Realized gain (loss) on:
Non-affiliated investment transactions	—	—	—
Forward currency contracts	58	50	(8)
Foreign currency transactions	(1)	6	(5)
Net realized gain (loss)	57	56	(13)
Net change in unrealized appreciation (depreciation) on:
Non-affiliated investments	53	166	34
Forward currency contracts	15	24	20
Foreign currencies	(1)	(1)	5
Net unrealized appreciation (depreciation)	67	189	59
Net gain (loss) on investment and foreign currency transactions	124	245	46
Net increase (decrease) in net assets resulting from operations	$3,106	$6,252	$2,518

Investment Income

For the three and nine months ended September 30, 2023, investment income was $3.1 million and $6.3 million, respectively, all of which was attributable to interest and fees on our debt investments, dividend income and fee income. Investment income increased from the three months ended June 30, 2023 primarily due to an increase of $10.7 million aggregate principal amount of new investments acquired during the quarter.

For the three months ended June 30, 2023, investment income was $2.6 million, all of which was attributable to interest and fees on our debt investments and dividend income.

Expenses

Total expenses before expense reimbursement and incentive and management fee waivers for the three and nine months ended September 30, 2023 were $1.5 million and $2.2 million, respectively, consisting primarily of income based incentive fees, management fees, custodian and accounting fees, trustees’ fees, pricing fees, professional fees, transfer agent’s fees and expenses, shareholder’s reports and other general and administrative fees. The increase in total expenses from the three months ended June 30, 2023 primarily related to an increase in professional, management and incentive fees due to an increased cost of servicing a larger investment portfolio.

Total expenses before expense reimbursement for the three months ended June 30, 2023 were $595 thousand, consisting primarily of custodian and accounting fees, trustees’ fees, pricing fees, transfer agent’s fees and expenses, shareholder’s reports, professional fees, and other general and administrative fees.

The expense reimbursement amount represents the amount of expenses waived by the Manager in accordance with the Expense Limitation and Reimbursement Agreement.

For the three and nine months ended September 30, 2023, the Fund accrued income based incentive fees of $212 thousand and $397 thousand, respectively, all of which were subject to waiver by the Manager. For the three months ended June 30, 2023, the Fund accrued income based incentive fees of $185 thousand, which were subject to waiver by the Manager.

For both the three and nine months ended September 30, 2023, the Fund accrued management fees of $118 thousand, all of which were subject to waiver by the Manager. For the three months ended June 30, 2023, the Fund did not accrue any management fees.

Net realized gain (loss) and Net change in unrealized appreciation (depreciation) on investments

For the three and nine months ended September 30, 2023, the Fund reported realized gains (losses) from foreign currency transactions of $(1) thousand and $6 thousand, respectively. For the three and nine months ended September 30, 2023, the Fund reported a realized gains from forward currency contracts of $58 thousand and $50 thousand, respectively.

The Fund recorded a net change in unrealized appreciation of $67 thousand and $189 thousand, for the three and nine months ended September 30, 2023, which reflects the net change in fair value of the investment portfolio relative to its cost basis over the period, forward currency contract transactions and foreign currency transactions.

For the three months ended June 30, 2023, the Fund reported realized gains (losses) from foreign currency transactions of $(5) thousand. For the three months ended June 30, 2023, the Fund reported realized gains from forward currency contracts of $(8) thousand.

The Fund recorded a net change in unrealized appreciation of $59 thousand for the three months ended June 30, 2023, which reflects the net change in fair value of the investment portfolio relative to its cost basis over the period, forward currency contract transactions and foreign currency transactions.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily through the net proceeds of our offering of the Fund’s Common Shares, any financing arrangements we may enter into in the future, and cash flows from operations, including investments sales and repayments and income earned from investments and cash equivalents. The primary uses of cash have been investments in portfolio companies and other general corporate purposes.

Our primary uses of cash are expected to be for investments in portfolio companies and other investments, distributions to our shareholders, for operational costs such as paying management and incentive fees, custodian and accounting fees and for the cost of any borrowings or financing arrangements.

Pursuant to an Expense Limitation and Reimbursement Agreement, for three years from effectiveness of the Fund’s registration statement (the “ELRA Period”), the Manager has contractually agreed to waive its fees and/or reimburse expenses of the Fund so that the Fund’s Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). The Fund has agreed to repay these amounts, when and if requested by the Manager, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Manager waived or reimbursed such fees or expenses. This arrangement cannot be terminated without the consent of the Fund’s Board prior to the end of the ELRA Period. “Specified Expenses” includes all expenses incurred in the business of the Fund, including organizational and offering costs (excluding the organizational and offering expenses relating to the initial sale of Class I, Class S and Class D Common Shares), with the following exceptions: (i) the management fee, (ii) the incentive fee, (iii) the shareholder servicing and/or distribution fee, (iv) brokerage costs or other investment-related out-of-pocket expenses, (v) dividend/ interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Fund), (vi) taxes, and (vii) extraordinary expenses (as determined in the sole discretion of the Manager). Prior to the Fund’s election of BDC status, the Manager has agreed to voluntarily enact the above-described expense limitation.

As of September 30, 2023, we had $30.5 million in cash and cash equivalents, including foreign currency. During the nine months ended September 30, 2023, cash used in operating activities was $70.1 million, primarily as a result of purchasing portfolio investments of $76.7 million, partially offset by proceeds from repayment of investments of $1.7 million. Cash provided by financing activities was $97.4 million, primarily as a result of proceeds from issuance of Common Shares.

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

●	the Management Agreement;
●	the Sub-Advisory Agreement;
●	the Intermediary Manager Agreement; and
●	the Expense Limitation and Reimbursement Agreement.

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

Performance

	Inception Date	Since Inception Return
Class I	December 13, 2022	7.68%
Class S	July 3, 2023	2.56%
Class D	July 3, 2023	2.71%

Critical Accounting Estimates

The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described in “Item 1. Financial Statements — Notes to Financial Statements: Accounting Policies” within this report. There have been no material changes in our critical accounting policies and practices.

Recent Developments

The Fund’s management evaluated recent developments through the date of issuance of the financial statements. There have been no recent developments that occurred during such period that would require disclosure in this report, except as discussed below.

On October 30, 2023, the Fund, entered into a Revolving Credit Facility with SMBC.

The Revolving Credit Facility is secured by substantially all of the assets in the Fund’s portfolio, including cash and cash equivalents. The stated interest rate on the Revolving Credit Facility is determined pursuant to a formula-based calculation based on the gross borrowing base at the time, resulting in a stated interest rate, depending on the type of borrowing, of either (a) Term SOFR plus a 10 basis point credit spread adjustment and an applicable margin equal to  2.125% per annum or 2.25% per annum, or (b) Alternate Base Rate plus a 10 basis point credit spread adjustment and an applicable margin equal to 1.125% per annum or 1.25% per annum in respect of USD borrowings and comparable rates in respect of non-USD borrowings.

The initial principal amount of the Revolving Credit Facility is $150 million. The Revolving Credit Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Revolving Credit Facility to up to $350 million. All amounts outstanding under the Revolving Credit Facility must be repaid by the date that is five years after the closing date of the Revolving Credit Facility.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are subject to financial market risks, including valuation risk, interest rate risk and currency risk.

Valuation Risk

We plan to invest primarily in illiquid debt securities of private companies. Securities that are not publicly traded or for which market prices are not readily available will be valued at fair value as determined in good faith pursuant to procedures adopted by the Manager, as valuation designee pursuant to Rule 2a-5 under the 1940 Act, and under the oversight of the Board, based on, among other things, the input of the Manager, the Subadviser and independent third-party valuation firms engaged at the direction of the Valuation Designee to review the Fund’s investments. The Board will review and determine, or (subject to the Board’s oversight) delegate to the Valuation Designee to determine, the fair value of each of the Fund’s investments and NAV per share each month. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

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

Based on our Statement of Assets and Liabilities as of September 30, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$2,569	$—	$2,569
Up 200 basis points	1,713	—	1,713
Up 100 basis points	856	—	856
Down 100 basis points	(856)	—	(856)
Down 200 basis points	(1,713)	—	(1,713)

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

Item 4. Control and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the risk factors discussed under the heading “Risk Factors” in our prospectus as filed with the SEC on June 7, 2023, as may be amended or supplemented from time to time, which could materially affect our business, financial condition and/or operating results. Although the risks described in our prospectus represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following sets forth information about unregistered sales of our Class S and Class D shares to PGIM Strategic Investments, Inc. The offer and sale of these Class S and Class D shares was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. The proceeds from the sales were invested in accordance with the Fund’s investment strategy. The following table details the shares sold (dollar amounts in thousands):

Date of Unregistered Sale	Class	Common Shares	Consideration
July 3, 2023	Class S	382	$10
July 3, 2023	Class D	382	10
Total		764	$20

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Agreement and Declaration of Trust(1)
3.2	Bylaws(2)
10.1

Senior Secured Revolving Credit Agreement, dated as of October 30, 2023, by and among PGIM Private Credit Fund and Sumitomo Mitsui Banking Corporation as administrative agent, collateral agent, syndication agent, lead arranger and joint book runner(3)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(1)	Incorporated by reference to Exhibit (a)(3) to the Fund’s Registration Statement on Form N-2 (File No. 333-268093), filed on November 1, 2022.
(2)	Incorporated by reference to Exhibit (b) to the Fund’s Registration Statement on Form N-2 (File No. 333-268093), filed on November 1, 2022.
(3)	Incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 814-01582), filed on November 1, 2023.
(4)	Filed Herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PGIM PRIVATE CREDIT FUND

Date: November 13, 2023	By:	/s/ Stuart S. Parker
Name: Stuart S. Parker
Title: President, Principal Executive Officer

Date: November 13, 2023	By:	/s/ Christian J. Kelly
Name: Christian J. Kelly
Title: Principal Financial Officer