Form 10-K
period 2023-12-31
PGIM Private Credit Fund
filed 2024-03-25
CIK 1923622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

OR

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to

Commission File Number: 814-01582

PGIM Private Credit Fund

(Exact name of Registrant as specified in its Charter)

Delaware	88-1771414
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

655 Broad Street
Newark, NJ	07102-4410
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s telephone number, including area code): (844) 753-6354

Securities registered pursuant to Section 12(b) of the Act:

None	Not applicable	Not applicable
(Title of each class)	(Trading Symbol(s))	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Class I Common shares, par value $0.001

Class S Common shares, par value $0.001

Class D Common shares, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

As of December 31, 2023, there was no established public market for the Registrant’s common shares of beneficial interest.

The number of shares of Registrant’s common shares of beneficial interest, $0.001 par value per share, outstanding as of March 25, 2024 was 4,382,089, 423, and 424 of Class I, Class S and Class D, respectively.

Documents Incorporated by Reference NONE.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements about the PGIM Private Credit Fund’s (the “Company,” “we,” “us” or “our”) business, including, in particular, statements about the Company’s plans, strategies and objectives. You can generally identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include the Company’s plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond the Company’s control. Although the Company believes the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and the Company’s actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by the Company or any other person that the Company’s objectives and plans, which the Company considers to be reasonable, will be achieved. These risks, uncertainties and other factors include, without limitation:

●	our future operating results;
●	our business prospects and the prospects of the companies in which we may invest;
●	the impact of the investments that we expect to make;
●	our ability to raise sufficient capital and repurchase the Company’s common shares of beneficial interest (“Common Shares”) to execute our investment strategy;
●	general economic, logistical and political trends and other external factors, including inflation and supply chain and labor market disruptions;
●	the ability of our portfolio companies to achieve their objectives;
●	our current and expected financing arrangements and investments;
●	changes in the general interest rate environment;
●	the adequacy of our cash resources, future financing sources and working capital;
●	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
●	our contractual arrangements and relationships with third parties;
●	risks associated with the demand for liquidity under our share repurchase program and the Board of Trustees’ (the “Board” and the members thereof, the “Trustees”) continued approval of quarterly tender offers;
●	actual and potential conflicts of interest with PGIM Investments LLC (“PGIM Investments,” the “Manager” or the “Valuation Designee”) or any of its affiliates;
●	the elevating levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;
●	the dependence of our future success on the general economy and its effect on the industries in which we may invest;
●	the ability of the Manager to source suitable investments for us and to monitor and administer our investments;
●	the impact of future acquisitions and divestitures;

●	the ability of the Manager or its affiliates to attract and retain highly talented professionals;
●	general price and volume fluctuations in the stock market;
●	our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”);
●	the impact on our business of U.S. and international financial reform legislation, rules and regulations;
●	the effect of changes to tax legislation and our tax position; and
●	the tax status of the enterprises in which we may invest.

You should carefully review the “Item 1A. Risk Factors” section in this Annual Report on Form 10-K for the year ended December 31, 2023 and any additional disclosures that the Company makes directly to you or through reports that the Company files with the Securities and Exchange Commission (the “SEC”) for a discussion of the risks and uncertainties that the Company believes are material to its business, operating results, prospects and financial condition. Except as otherwise required by federal securities laws, the Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factor Summary

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Risks Related to Our Business and Structure

•	We are a relatively new company and have a limited operating history.
•

The Board may change our operating policies and strategies or amend our Second Amended and Restated Agreement and Declaration of Trust (the “Declaration of Trust”) without prior notice or shareholder approval.

•

Price declines in the medium- and large-sized U.S. corporate debt market may adversely affect the fair value of our portfolio, reducing our net asset value (“NAV”) through increased net unrealized depreciation.

•	We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.
•

As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

•	There is a risk that investors in our shares may not receive distributions.
•	Although we will commence a share repurchase program, we have discretion to not repurchase your shares or to suspend the program.
•	The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders.
•	Efforts to comply with regulations applicable to public companies will involve significant expenditures and non-compliance with such regulations may adversely affect us.
•	Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
•	We may experience fluctuations in our quarterly results.

Risks Related to Our Investments

•	Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.
•	The Company may invest in portfolio companies whose capital structures may have significant leverage.
•	Investments in middle market companies involve a number of significant risks, any one of which could have a material adverse effect on our operating results.
•	Loans to private companies involve risks that may not exist in the case of more established and/or publicly traded companies.
•

The Company generally will not control its portfolio companies and, due to the illiquid nature of the Company’s holdings in its portfolio companies, the Company may not be able to dispose of its interests in portfolio companies.

•	The Company will be exposed to risks associated with changes in interest rates.
•	A lack of liquidity in certain of the Company’s investments may adversely affect the Company’s business.

Risks Related to the Manager and Its Affiliates; Conflicts of Interest

•

The Manager, the Subadviser (defined below) and their affiliates, including our officers and some of our Trustees, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.

•	We may be obligated to pay the Manager incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.
•	There may be conflicts of interest related to obligations that the Manager’s or Subadviser’s senior management and investment team have to other clients.
•

The time and resources that individuals employed by the Manager and Subadviser devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Manager and Subadviser are not prohibited from raising money for or managing other entities that make the same types of investments that we target.

•	The Manager and the Subadviser rely on key personnel, the loss of any of whom could impair their ability to successfully manage us.

Risks Related to Business Development Companies

•

The requirement that we invest a sufficient portion of our assets in Qualifying Assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in Qualifying Assets could result in our failure to maintain our status as a BDC.

•

Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

•	Our ability to enter into transactions with our affiliates is restricted.
•

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

Risks Related to the Company’s use of Leverage

•

When we use leverage, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Leverage may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders and result in losses.

•	We may default under our credit facilities.
•	Provisions in a credit facility may limit our investment discretion.

Federal Income Tax Risks

•	We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.
•	Our portfolio investments may present special tax issues.
•	Legislative or regulatory tax changes could adversely affect investors.

Risks Related to an Investment in the Shares

•	Investing in our shares involves a high degree of risk.
•	We may have difficulty sourcing investment opportunities.
•	An investment in our shares will have limited liquidity.
•	Shareholders may experience dilution.
•	The NAV of our shares may fluctuate significantly.

Risks Related to Market Events and Regulatory Developments

•	The outbreak of the epidemics/pandemics could adversely affect the performance of our investments.
•	Terrorist attacks, acts of war, global health emergencies or natural disasters may adversely affect our operations.
•	The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.
•	The October 7th attacks on Israel and subsequent conflicts may have a material adverse impact on us and our portfolio companies.
•	We may be impacted by general global economic conditions.
•	We may face a breach of our cyber security, which could result in adverse consequences to our operations and exposure of confidential information.

PART I

Item 1. Business.

The Company is a Delaware statutory trust formed on March 21, 2022. The Company currently invests and intends to continue investing primarily in privately placed floating rate leveraged (below investment grade) debt, including, but not limited to, senior secured, first lien, debt issuances in middle market companies primarily in the United States as well as up to 30% of its total assets in investments in other countries (primarily Canada, Europe, Australia and Latin America). The Company currently is majority-owned by Prudential Insurance Company of America (“PICA”), an affiliate of the Company and the Manager. The Company elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”) effective May 5, 2023. The Company also intends to elect to be treated, and qualify annually, as a RIC for U.S. federal income tax purposes as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its initial taxable year ended December 31, 2023.

The Company’s investment objective is to seek to generate current income and, to a lesser extent, long-term capital appreciation. Under normal circumstances, the Company intends to invest at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit investments. The Company considers private credit investments to include loans, bonds and other credit instruments that are issued in private offerings or issued by private companies. Under normal circumstances, it is expected that the Company will primarily be invested in privately originated and privately negotiated direct lending investments to U.S. middle market companies through (i) first lien senior secured loans (including club deals by a small group of investment firms), and (ii) with not more than 20% of total invested capital in senior secured second and third lien loans, and unsecured loans.

The Company is currently offering on a continuous basis up to $2,500,000,000 of Common Shares pursuant to an offering registered with the SEC. The Company is offering to sell any combination of three classes of Common Shares—Class I shares (“Class I Shares”), Class S shares (“Class S Shares”), and Class D shares (“Class D Shares”)—with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The purchase price per share for each class of Common Shares will equal the Company’s net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. Prudential Investment Management Services, LLC, the principal underwriter and distributor of the Company’s Common Shares (the “Intermediary Manager” or “PIMS”) for this offering, will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in this offering.

The Manager and the Subadviser

PGIM Investments LLC, an indirect wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential”) and a registered investment adviser, is the Company’s investment manager (the “Manager” or “PGIM Investments”). The Manager has engaged PGIM, Inc. (the “Subadviser” or “PGIM”), an indirect, wholly-owned subsidiary of Prudential, as the Company’s subadviser. PGIM will provide day-to-day management of the Company’s portfolio primarily through its dedicated private credit asset management business unit, PGIM Private Capital (“PPC”), although the Manager is permitted to allocate portions of the Company’s portfolio to any of the business units within PGIM.

Management Agreement

The Manager provides management services to the Company pursuant to an amended and restated management agreement between the Company and the Manager (the “Management Agreement”). Under the terms of the Management Agreement, the Manager is responsible for the following:

●	determining the composition of our portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes in accordance with the Company’s investment objective, policies and restrictions;
●	identifying investment opportunities and making investment decisions for the Company, including negotiating the terms of investments in, and dispositions of, portfolio securities and other instruments on the Company’s behalf;
●	monitoring the Company’s investments;
●	performing due diligence on prospective portfolio companies;

●	exercising voting rights in respect of portfolio securities and other investments for the Company;
●	serving on, and exercising observer rights for, boards of directors and similar committees of the Company’s portfolio companies;
●	negotiating, obtaining and managing financing facilities and other forms of leverage;
●	reviewing the performance of the Subadviser and making recommendations to the Board with respect to the retention of subadvisers and the renewal of subadvisory contracts;
●	administering the Company’s corporate affairs and, in connection therewith, furnishing the Company with office facilities, together with those ordinary clerical and bookkeeping services which are not being furnished by the Company’s custodian and transfer agent; and
●	providing the Company with such other investment advisory and related services as the Company may, from time to time, reasonably require for the investment of capital.

The Manager has delegated the investment advisory services it is responsible for providing under the Management Agreement to the Subadviser. See “Subadvisory Agreement”.

The Manager’s services under the Management Agreement are not exclusive, and each of the Manager and its affiliates is free to furnish similar services to other entities, and it intends to do so, so long as its services to the Company are not impaired.

The Management Agreement provides that the Manager will not be liable for any error of judgment by the Manager or for any loss suffered by the Company in connection with the matters to which the Management Agreement relates, except a loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services (in which case any award of damages shall be limited to the period and the amount set forth in Section 36(b)(3) of the 1940 Act) or loss resulting from willful misfeasance, bad faith or negligence on its part in the performance of its duties or reckless disregard by it of its obligations and duties under the Management Agreement. The Management Agreement provides that it will terminate automatically in the event of its assignment (as defined in the 1940 Act), and that it may be terminated without penalty by either the Company by the Board or vote of a majority of the outstanding voting securities of the Company (as defined in the 1940 Act) upon 60 days’ written notice or by the Manager upon not less than 120 days’ written notice to the Company and its shareholders. The Management Agreement will continue in effect for a period of more than two years from the date of execution only so long as such continuance is specifically approved at least annually in accordance with the requirements of the 1940 Act.

Subadvisory Agreement

The Manager has entered into an amended and restated subadvisory agreement (the “Subadvisory Agreement”) with the Subadviser, which provides that the Subadviser will furnish investment advisory services in connection with the management of the Company.

Under the Subadvisory Agreement, the Subadviser, subject to the supervision of the Manager, is responsible for managing the assets of the Company in accordance with the Company’s investment objective, investment program and policies. The Subadviser determines what private credit and other instruments are purchased and sold for the Company and is responsible for obtaining and evaluating financial data relevant to the Company. The Manager continues to have responsibility for all investment advisory services pursuant to the Management Agreement and supervises the Subadviser’s performance of such services.

The Subadvisory Agreement provides that it will terminate in the event of its assignment (as defined in the 1940 Act) or upon the termination of the Management Agreement. The Subadvisory Agreement may be terminated by the Company, PGIM Investments, or the Subadviser upon not more than 60 days’ nor less than 30 days’ written notice. Unless earlier terminated as described below, the Subadvisory Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually in accordance with the requirements of the 1940 Act. Any new subadvisory agreement or amendment to the Company’s Management Agreement or Subadvisory Agreement that directly or indirectly results in an increase in the aggregate management fee rate payable by the Company will be submitted to the Company’s shareholders for their approval. PGIM Investments does not currently intend to retain unaffiliated subadvisers.

Compensation of Manager

The Company will pay the Manager a fee for its services under the Management Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders. The Manager pays all or a portion of the management fee and the incentive fee to the Subadviser. The Company does not directly compensate the Subadviser for its sub-advisory services.

Management Fee

PGIM Investments will receive a management fee from the Company. The base management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. For the first calendar month, net assets will be measured as the date that the Company first publicly sells shares to a person or entity other than the Manager or its affiliates. The Manager has contractually agreed to waive its management fee in its entirety through December 31, 2024 (the “Waiver Period”). The Manager previously contractually agreed to waive it management fee in its entirety for one year from May 5, 2023, the effective date of the Company’s registration statement. The longer an investor holds Common Shares during this period, the longer such investor will receive the benefit of this management fee Waiver Period.

Incentive Fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below. The Manager has contractually agreed to waive its incentive fee in its entirety for the Waiver Period. The Manager previously contractually agreed to waive its incentive fee in its entirety for one year from May 5, 2023, the effective date of the Company’s registration statement.

Incentive Fee Based on Income

The portion based on our income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of our net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the management fee, expenses payable under the administration agreement, by and between the Company and State Street Bank and Trust Company, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees).

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized).

The Company will pay the Manager an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

●	No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.25% per quarter (5.0% annualized);

●	100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.43%) as the “catch-up.” The “catch-up” is meant to provide the Manager with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and
●	12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Manager.

Percentage of Pre-Incentive Fee Net Investment Income Allocated to Quarterly Incentive Fee

These calculations are pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. You should be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to the Manager with respect to Pre-Incentive Fee Net Investment Income Returns. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a calendar quarter in which we incur an overall loss taking into account capital account losses. For example, if we receive Pre-Incentive Fee Net Investment Income Returns in excess of the quarterly hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses. In addition, Pre-Incentive Fee Net Investment Return is expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding quarter, so to the extent there are share issuances or repurchases during the quarter, it may affect the rate of return.

Incentive Fee Based on Capital Gains

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals:

●	12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Manager if we were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Management Agreement be in excess of the amount permitted by the Investment Advisers Act of 1940, as amended (“Advisers Act”), including Section 205 thereof.

The fees that are payable under the Management Agreement for any partial period will be appropriately prorated.

Sub-Advisory Fee

The Manager will pay a portion of the management fees and incentive fees it receives from the Company to the Subadviser. No advisory fees will be paid by the Company directly to the Subadviser. The Subadviser has contractually agreed to waive its portion of the management fees and incentive fees in their entirety for the Waiver Period. The Subadviser previously contractually agreed to waive its portion of the management fees and incentive fees in their entirety for one year from May 5, 2023, the effective date of the Company’s registration statement.

Under the Subadvisory Agreement, the Subadviser, subject to the supervision of the Manager, is responsible for managing the assets of the Company in accordance with the Company’s investment objective, investment program and policies. The Subadviser determines what private credit and other instruments are purchased and sold for the Company and is responsible for obtaining and evaluating financial data relevant to the Company. The Manager continues to have responsibility for all investment advisory services pursuant to the Management Agreement and supervises the Subadviser’s performance of such services.

Intermediary Manager Agreement

The Company entered into an intermediary manager agreement (the “Intermediary Manager Agreement”) with PIMS, who will be principal underwriter and distributor of the Company’s Common Shares, an affiliate of the Manager. The Intermediary Manager will be entitled to receive shareholder servicing and/or distribution fees with respect to the Class S and Class D Common Shares on an annualized basis as a percentage of the NAV for such class, subject to the inception of each class. The shareholder servicing and/or distribution fees will be paid monthly in arrears at an annual rate of 0.85% and 0.25% for Class S and D, respectively, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

Administrative Services

The Manager provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of the Company’s NAV per share, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services.

Certain Terms of the Management Agreement

The Management Agreement has been approved by the Board. Unless earlier terminated as described below, the Management Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board of Trustees or by the holders of a majority of our outstanding voting securities (as defined by the 1940 Act) and, in each case, a majority of Trustees who are not deemed to be “interested persons” of the Company, as defined in the 1940 Act (the “Independent Trustees”). The Company may terminate the Management Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate either agreement may be made by a majority of the Board or the shareholders holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, the Manager may terminate the Management Agreement upon not less than 120 days’ written notice to the Company and the Company’s shareholders. The Management Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment.

The Manager shall not be liable for any error of judgment or for any loss suffered by the Company in connection with the matters to which the Management Agreement relates, except a loss resulting from a breach of fiduciary duty with respect to the receipt of compensation for services (in which case any award of damages shall be limited to the period and the amount set forth in Section 36(b)(3) of the 1940 Act) or loss resulting from willful misfeasance, bad faith or negligence on its part in the performance of its duties or from reckless disregard by it of its obligations and duties under the Management Agreement.

The Company shall indemnify the Manager and hold it harmless from and against all damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlements) incurred by the Manager in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Company or its security holders) arising out of or otherwise based upon any action actually or allegedly taken or omitted to be taken by the Manager in connection with the performance of any of their duties or obligations under this Agreement; provided, however, that nothing contained herein shall protect or be deemed to protect the Manager against or entitle or be deemed to entitle the Manager to indemnification in respect of any liability to the Company or its security holders to which the Manager would otherwise be subject by reason of willful misfeasance, bad faith or negligence in the performance of its duties, by reason of the reckless disregard of its duties and obligations under the Management Agreement.

Distributions

We have declared distributions each month beginning in November 2023 through the date of this Annual Report on Form 10-K and expect to continue to pay regular monthly distributions. Any distributions we make will be at the discretion of the Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

The Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of our net investment income.

The per share amount of distributions on Class I, Class S and Class D Shares generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class S shares will be lower than Class D Shares, and Class D Shares will be lower than Class I Shares because we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to the Class S Shares (compared to Class D Shares and Class I Shares) and we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to Class D Shares (compared to Class I Shares).

There is no assurance we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, including the sale of assets, borrowings, return of capital or offering proceeds, and although we generally expect to fund distributions from cash flow from operations, we have not established limits on the amounts we may pay from such sources. Any capital returned through distributions will be returned after the payment of fees and expenses. The use of borrowings to pay distributions is subject to limitations outlined in Section 5.4(f) of our Declaration of Trust. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from this and any future offering and the performance of our investments. Funding distributions from the sales of assets, borrowings or return of capital will result in us having less funds available to acquire investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We believe the likelihood that we pay distributions from sources other than cash flow from operations will be higher in the early stages of the offering.

Shareholder Servicing and/or Distribution Fees — Class S and Class D

The following table shows the shareholder servicing and/or distribution fees we pay PIMS, the principal underwriter and distributor of the Company’s Common Shares with respect to the Class I, Class S and Class D on an annualized basis as a percentage of our NAV for such class. The shareholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

Shareholder Servicing
and/or Distribution Fee
as a % of NAV
Class I Shares	None
Class S Shares	0.85%
Class D Shares	0.25%

Subject to Financial Industry Regulatory Authority, Inc. (“FINRA”) and other limitations on underwriting compensation, we will pay a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV for the Class S Shares and a shareholder servicing and/or distribution fee equal to 0.25% per annum of the aggregate NAV for the Class D Shares, in each case, payable monthly.

The shareholder servicing and/or distribution fees will be paid monthly in arrears. The shareholder servicing and/or distribution fees are similar to sales commissions. The distribution and servicing expenses borne by the participating brokers may be different from and substantially less than the amount of shareholder servicing and/ or distribution fees charged. The Intermediary Manager will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. All or a portion of the shareholder servicing and/or distribution fee may be used to pay for sub-transfer agency, and sub-accounting services that are not required to be paid pursuant to the shareholder servicing and/or distribution fees under FINRA rules. The Company also may pay for these sub-transfer agency and sub-accounting and certain other administrative services outside of the shareholder servicing and/or distribution fees and its distribution and servicing plan (the “Distribution and Servicing Plan”). Because the shareholder servicing and/or distribution fees with respect to Class S Shares and Class D Shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under our distribution reinvestment plan.

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D Shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Intermediary Manager will waive the shareholder servicing and/or distribution fee that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board on behalf of our shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

No action is required on the part of a registered shareholder to have his, her or its cash dividend or other distribution reinvested in our shares, except shareholders in certain states. Shareholders can elect to “opt out” of the Company’s distribution reinvestment plan in their subscription agreements (other than Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Texas, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan and must affirmatively opt in to participate in the plan). Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Texas, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares.

If any shareholder initially elects not to participate, they may later become a participant by subsequently completing and executing an enrollment form or any distribution authorization form as may be available from the Company, Prudential Mutual Company Services LLC or SS&C GIDS, Inc. Participation in the distribution reinvestment plan will begin with the next distribution payable after acceptance of a participant’s subscription, enrollment or authorization. Shares will be purchased under the distribution reinvestment plan as of the first calendar day of the month following the record date of the distribution.

Share Repurchase Program

Beginning in the first quarter of 2024, the Company expects to provide liquidity through a quarterly repurchase program pursuant to which it will offer to repurchase, in each quarter, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 23(c) of the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares. Any repurchases of the Manager’s and affiliate shares will be on the same terms and subject to the same limitations as other shareholders.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly tender offers on or around the last business day of that quarter (such date of the offer, the “Repurchase Date”) using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders. This Early Repurchase Deduction will also generally apply to minimum account repurchases. Shareholders who are exchanging a class of our shares for an equivalent aggregate NAV of another class of our shares will not be subject to, and will not be treated as repurchases for the calculation of, the 5% quarterly calculation on repurchases and will not be subject to the Early Repurchase Deduction.

Market Opportunity

The Company believes direct lending investments, whereby the Company will provide loans to middle-market companies, offer opportunity for attractive risk adjusted returns. These loans are generally held to maturity or until they are refinanced by the borrower. The proceeds from these loans may be used for various purposes, depending on the terms of the specific loan.

The direct lending market is generally a leveraged buyout-driven, private equity-led market, which is driven by sponsored deal flow, estimated at 80%+ of the market, yet fundamentally relies on privately placed credit and terms underwriting negotiated directly with the issuer without an intermediary. However, direct lending is also used for refinancings, recapitalizations, growth financings and strategic acquisitions not involving private equity firms, also known as non-sponsored transactions. PPC believes it is well positioned to source non-buyout deals through its direct access to companies in the middle market and comfort and experience dealing with non-sponsored transactions.

Direct lending is widely utilized in the middle market, which is characterized by a large number of target companies and lower penetration by large financial buyers and intermediaries. As a result, leverage levels, or the amount of debt on balance sheets, of borrowers tend to be lower than large capitalization transactions found in the broadly syndicated leveraged loan market.

Unlike many private equity investments, direct lending investments are typically not as dependent upon “exits” to generate liquidity. This is particularly attractive given the volatility of the M&A and initial public offering (“IPO”) markets and greater sensitivity to valuations in an equity investment versus a debt investment. Direct lending investments can be monetized through any combination of refinancings, recapitalizations, sales of companies, merger events, IPOs/public offerings and liquidations.

As a result of these dynamics, PPC’s investment philosophy in direct lending is reinforced. PPC focuses on leveraging its unique origination network to produce a diverse portfolio of both non-sponsored, non-change of control loans coupled with a very selective approach to sponsored loans. This origination strategy broadly focused on middle-market issuers in the United States between $20-$50 million of EBITDA, but with non-sponsored issuers typically in the $25-$75 million EBITDA range, where we believe size and company longevity more than offset non-sponsored risk (i.e., lack of equity fund capital/governance) coupled with a sponsored portfolio focused on lower middle-market issuers of $10-$25 million of EBITDA, where small company risk is offset by equity contribution, governance and the skill of a private equity sponsor (although not all small issuers have sponsors) and the financing size enables PPC to be the sole or lead lender with relationship reciprocity to the sponsor and maintenance of appropriate terms.

This origination approach has enabled PPC to continue to grow its direct lending investment pace while also remaining disciplined on risk credit underwriting. PPC intends to maintain its investment discipline in directly originated loans by:

●	Focusing on first lien senior secured loans, which generally provides for lower rates of defaults and higher recoveries;
●	Seeking deals with maintenance financial covenants and terms protection for equity friendly events;
●	Average entry leverage of less than 4.5x debt to EBITDA and less than 50% LTV (Loan to Enterprise Value);
●	Maintaining origination capabilities through its regional-office network allowing it to be selective; and
●	Deploying an underwriting process resulting in selective investment decisions.

Attractive Opportunities in Senior Secured Loans

We believe that opportunities in senior secured loans are significant because of the strong defensive characteristics of this asset class. While there is inherent risk in investing in any securities, senior secured debt is on the top of the capital structure and thus has priority in payment among an issuer’s security holders (i.e. senior secured debt holders are due to receive payment before junior creditors and equity holders). Further, these investments are secured by the issuer’s assets, which may be liquidated in the event of a default, if necessary. Senior secured debt often has restrictive covenants for the purpose of additional principal protection and ensuring repayment before junior creditors (i.e., most types of unsecured bondholders, and other security holders) and preserving collateral to protect against credit deterioration.

PPC Strengths

Prudential’s investment management business, PGIM, is one of the top ten asset managers worldwide, managing more than $1.298 trillion of assets as of December 31, 2023 and providing deep asset class expertise to meet its clients’ investment objectives. PPC is a leading source of private debt for public and private companies and is the private credit arm of PGIM. As of December 31, 2023, PPC managed a $101.5 billion portfolio of private placements and mezzanine investments through its regional office network in North America, Europe and Australia. The business is supported by 204 investment professionals located in cities across the globe. PPC is a key player in the direct lending asset class, stemming from (i) conservative underwriting, principally driven by seeking borrowers with lower leverage profiles, and (ii) strong capabilities to reduce losses and maximize post- default recovery ratios, which are derived from a disciplined approach to covenants and terms coupled with an active portfolio management strategy, including an experienced workouts team.

PPC believes the following characteristics distinguish PPC as an investment subadviser:

●	Experienced Subadviser. PPC has invested in the direct lending asset class since 2000, and during that time, has employed a consistent investment strategy with long continuity of its investment professionals. PPC believes its depth and experience are important and distinct attributes offered to investors. Members of PPC’s direct lending investment committee (the “Investment Committee”) have on average 28 years of private market experience and PPC’s other regional and product Managing Directors (excluding the investment committee) have been with PPC for an average of 28 years.
●	Scale of Operations. As of December 31, 2023, PPC manages a portfolio in excess of $101.5 billion in private capital spread across 1,000 companies in numerous industries and geographies and across the risk spectrum. This scale allows PPC to have a broad view of the debt markets, to research and analyze prospective investments effectively and to cast a wide sourcing net across the middle market.
●	Global Network. PPC maintains a regional office network across North America, Europe and Australia that includes 15 offices and 204 investment professionals. PPC believes that this broad network provides the Company with consistent access to deals both on a non-sponsored and sponsored basis and both industry and geographic diversification for its investors.

●	Differentiated Origination. PPC’s direct lending strategy fully utilizes its global regional office network, to increase penetration of geographic regions and deal sources. PPC has developed strong relationships with middle market companies through its large portfolio of over 1,000 companies worldwide and its active calling efforts. These relationships provide PPC with access to potential transactions at an early stage in a company’s search for capital. PPC also has a wide network of relationships with regional and national intermediaries and with middle market private equity sponsors who provide a range of deal flow.
●	Disciplined Credit Culture. PPC employs a cycle-tested, disciplined credit culture by focusing on true first lien, senior secured credit risk with conservative underwriting leverage. PPC focuses on industries that it believes are well established and on companies operating in value-added, defensible niches, with longer revenue life-cycles and stable cash flows. Transactions are generally structured with modest leverage, maintenance covenants, limitations on equity distributions and are generally issued at the primary operating company level with structural priority.
●	Detailed Portfolio Management. Once a transaction closes, PPC works actively with portfolio companies. The team diligently monitors the portfolio company through the review of monthly or quarterly financial statements that are incorporated into PPC’s internal tracking model. Additionally, PPC conducts thorough semi-annual reviews of each individual portfolio company. This review is an in-depth analysis of the recent performance trends of each portfolio company. PPC also has direct dialogue with the portfolio company’s management team and/or private equity sponsor, which allows PPC to ask questions and receive real-time commentary on performance on an as needed basis. Semi- annual reviews are supplemented by quarterly valuations. Through these recurring processes, PPC seeks to monitor changes in performance that might adversely affect the portfolio company’s ability to service its debt and provide an early warning system to identify investments requiring more oversight.
●	PPC Track Record. Since PPC’s inception in 2000, and as of December 31, 2023, PPC has invested $8.5 billion in 223 direct lending transactions.

The Board of Trustees

The Company’s business and affairs are managed under the direction of the Board. The Board is classified, with respect to the time for which members of the Board severally hold office, into three classes (each a “Class”)—Class I, Class II and Class III—as nearly equal in number as reasonably possible, with the Trustees in each Class to hold office until their successors are elected and qualified. Each Trustee holds office for the term for which he or she is elected and until his or her successor is elected and qualified. The term “qualify” is used in the Declaration of Trust and bylaws to describe when a Trustee qualifies to be seated as a Trustee. As such term is currently used, a nominee for election as a Trustee would qualify if such nominee accepts the nomination. Pursuant to the Company’s bylaws, any Trustee nominated for re-election who fails to receive the requisite vote for re-election at an annual meeting of shareholders, and whose successor has neither been elected nor qualified, shall retain his or her position and shall remain a member of the relevant Class of Trustees, holding office until the next annual meeting of shareholders. At each succeeding annual meeting of shareholders, the successors to the Class of Trustees whose terms expire at that meeting shall be elected to hold office for terms expiring at the later of the annual meeting of shareholders held in the third year following the year of their election or the election and qualification of their successors.

The responsibilities of the Board include, among other things, the oversight of our investment activities, the oversight of the monthly valuation of our assets, oversight of our financing arrangements and corporate governance activities. The Board consists of four members, three of whom are not “interested persons” of the Company or of the Manager as defined in Section 2(a)(19) of the 1940 Act as determined by the Board in accordance with the standards set forth in Section 2(a)(19) of the 1940 Act. Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or profession relationship with the Company or the Manager. The Company refers to these individuals as our Independent Trustees. In determining independence, the Board of Trustees, among other matters, reviews completed Trustee due diligence questionnaires and conducts interviews and background checks, as appropriate. Our Board of Trustees elects our executive officers, who serve at the discretion of the Board of Trustees.

Investment Selection

Under normal circumstances, the Company intends to invest at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit investments. The Company considers private credit investment to include loans, bonds and other credit instruments that are issued in private offerings or issued by private companies. Under normal circumstances, it is expected that the Company will primarily be invested in privately originated and privately negotiated investments, predominantly direct lending to U.S. middle market companies through (i) first lien senior secured loans (including club/syndicated deals by a small group of investment firms), and (ii) with not more than 20% of total invested capital in senior secured second and third lien loans, and unsecured loans. The Company will provide 60 days’ prior written notice to shareholders and otherwise comply with Rule 35d-1 under the 1940 Act as a result of a change in its non-fundamental policy of investing at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit investments.

The Company primarily seeks investments in middle market companies predominantly located in the United States, as well as up to 30% of its total assets in investments in other countries (primarily Canada, Europe, Australia and Latin America). The Company’s philosophy is to provide investors with superior geographic diversification. Through its eight U.S. regional offices, PPC can effectively cover the middle market and diversify its investments across the entire United States, with its seven non-U.S. offices providing international exposure. Non-U.S. investments have grown in recent years in conjunction with PPC’s non-U.S. office expansion, especially in Europe, but have been focused on achieving the same underwriting characteristics of U.S. deals, including a disproportionate allocation to the United Kingdom, where creditor rights are very strong.

The loans in which the Company invests will generally pay floating interest rates tied to Secured Overnight Financing Rate (“SOFR”) (or the local equivalent, e.g., Sterling Overnight Index Average (“SONIA”, Euro Interbank Offered Rate (“EURIBOR”) and Bank Bill Swap Rate(“BBSW”)) plus a fixed spread. The reference rate is often supported by a minimum rate floor (e.g., 1.0% in the case of SOFR loan), which further protects yields during periods of low rates and monetary easing. We believe the consequence of floating rate loans can create a natural inflation hedge on returns for the Company’s investors as interest rates often rise during periods of inflation.

The senior secured loans in which the Company invests generally have stated terms of five- to six-years, but the expected average terms of such loans is generally three years in practice. It is expected that most of the Company’s debt investments will be unrated. The Company’s debt investments may also be rated by a nationally recognized statistical rating organization, and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. or lower than “BBB-” by Standard & Poor’s Ratings Services). The Company’s unrated debt investments will generally have credit quality consistent with below investment grade securities.

The Company expects to participate in “sponsored transactions” where the Company provides a loan in connection with a portfolio company transaction to what PPC believes to be are high-quality private equity firms as well as “non-sponsored transactions,” where the Company makes loan to a company that is not owned by a private equity firm, where the Company works with an owner/management team directly. PPC has the resources to efficiently identify and manage such sponsored and non-sponsored investments in a sustained way.

The Company expects to hedge most of the risk of foreign currency fluctuations on the non-U.S. cash receipts that would flow from its non-U.S. investments, including by funding such investments with borrowings denominated in the relevant foreign currency or through other hedging techniques (including the use of foreign currency forward contracts or swaps), subject to the requirements of the 1940 Act. A foreign currency forward contract is an obligation to buy or sell a given currency on a future date and at a set price or to make or receive a cash payment based on the value of a given currency at a future date. Delivery of the underlying currency is expected, the terms are individually negotiated, the counterparty is not a clearing corporation or an exchange, and payment on the contract is made upon delivery, rather than daily. There is uncertainty regarding the timing and amounts of those future cash flows, and the Company’s strategies for hedging transactions are subject to inherent imperfections. As such, the full risk of currency fluctuations will not be eliminated and the Company may be exposed to additional risk of loss. There can be no guarantee that instruments suitable for hedging in market shifts will be available at the time when the Company wishes to use them. Certain of the Company’s hedging transactions may be undertaken through brokers, banks or other organizations, and the Company will be subject to risk of default or insolvency of such counterparties. In such event, there can be no assurance that any money advanced to or obligations from these counterparties would be repaid or that the Company would have any recourse in the event of default. Further, hedging transactions may reduce cash available to pay distributions to our shareholders.

Valuation Process

Each month, the Valuation Designee will value investments in our portfolio, and such values will be disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available are valued at such market quotations. Securities that are not publicly traded or for which market prices are not readily available will be valued at fair value as determined in good faith pursuant to procedures adopted by the Valuation Designee, and under the oversight of, the Board, based on, among other things, the input of the Manager, the Subadviser and independent third-party valuation firms engaged at the direction of the Valuation Designee to review the Company’s investments. The Board will review and determine, or (subject to the Board’s oversight) delegate to the Valuation Designee to determine, the fair value of each of the Company’s investments and NAV per share each month.

Investments

As of December 31, 2023, the fair value of our investments is $101.0 million in 33 portfolio companies.

			Percentage of
			Total Investments
	Cost	Fair value	at Fair Value
First Lien Debt	$100,588	$101,019	100.00%
Total	$100,588	$101,019	100.00%

See Schedule of Investments as of December 31, 2023, in our financial statements in “Part II, Item 8. – Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on these investments.

As of December 31, 2023, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $13.5 million.

Allocation of Investment Opportunities

General

The Manager, Subadviser and their respective affiliates may provide investment management services to other BDCs, registered investment companies, investment funds, client accounts and proprietary accounts that investment advisers affiliated with Prudential, including PPC, may establish.

The Subadviser will share any investment and sale opportunities with its other clients and the Company in accordance with the 1940 Act and the Advisers Act, and PPC’s allocation policies. Pursuant to its allocation policies, PPC will allocate investment opportunities in a manner that is consistent with an allocation methodology that is designed to ensure that allocations of such opportunities are made on a fair and equitable basis over time. In determining such allocations, PPC may take into account such factors as it deems appropriate, including, but not limited to, clients’ investment objectives and focus, target investment sizes and target returns, available capital (including anticipated leverage), mandatory minimum investment rights, contractual obligations, applicable investment restrictions (including concentration limits), portfolio diversification, risk management, foreign currency and availability of currency and other hedging strategies, legal, tax, regulatory, and other similar considerations (including internal policies and procedures, such as compliance with the 1940 Act, and targeted investment capacity), actual or potential conflicts of interest, subject in each case to a client’s operational limitations on its ability to comply with funding requirements, as well as other factors deemed relevant by PPC.

In addition, as a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely in certain circumstances limit the Company’s ability to make investments or enter into other transactions alongside other clients of the Manager and its affiliates.

Co-Investment Relief

We have received exemptive relief that allows the Company to co-invest in certain transactions with certain affiliates of the Manager. The relief permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Manager and certain funds managed and controlled by the Manager and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Company’s Board has established criteria (“Board Criteria”) clearly defining co-investment opportunities in which the Company will have the opportunity to participate with one or more other public or private PPC funds and managed accounts that target similar assets. If an investment falls within the Board Criteria, PPC must offer an opportunity for the Company to participate. The Company may participate or may not participate, depending on whether PPC determines that the investment is appropriate for the Company (e.g., based on investment strategy). If PPC determines that such investment is not appropriate for us, the investment will not be allocated to us, but PPC will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.

Competition

We will compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and other credit funds), as well as traditional financial services companies such as commercial banks and other sources of funding. These other BDCs and investment funds might be reasonable investment alternatives to us and may be less costly or complex with fewer and/or different risks than we have. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in mid-sized private U.S. companies. As a result of these new entrants, competition for investment opportunities in private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our investment approach stems from the fact that the market for investments in middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

Non-Exchange Traded, Perpetual-Life BDC

The Company is non-exchange traded, meaning its shares are not listed for trading on a stock exchange or other securities market, and a perpetual-life BDC, meaning it is an investment vehicle of indefinite duration, whose Common Shares are intended to be sold by the BDC monthly on a continuous basis at a price generally equal to the BDC’s monthly NAV per share. In our perpetual-life structure, we may offer investors an opportunity to repurchase their shares on a quarterly basis, but we are not obligated to offer to repurchase any in any particular quarter in our discretion. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of the Company being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time.

Emerging Growth Company

We are an “emerging growth company,” as defined by the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act.” As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. For so long as we remain an emerging growth company, we will not be required to:

●	have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2022 (“Sarbanes-Oxley Act”);

●	submit certain executive compensation matters to shareholder advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; or
●	disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies.

We will remain an emerging growth company for up to five years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1.235 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non- convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Exchange Act.

We do not believe that being an emerging growth company will have a significant impact on our business or this offering. As stated above, we have elected to opt in to the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our Common Shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. In addition, so long as we are externally managed by the Manager and we do not directly compensate our executive officers, or reimburse the Manager or its affiliates for the salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Manager, we do not expect to include disclosures relating to executive compensation in our periodic reports or proxy statements and, as a result, do not expect to be required to seek shareholder approval of executive compensation and golden parachute compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act.

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Manager or its affiliates pursuant to the terms of the Management Agreement. Each of our executive officers described under “Management of the Company” is employed by the Manager or its affiliates. Our day-to-day investment operations will be managed by the Subadviser. The services necessary for the sourcing and administration of our investment portfolio will be provided by investment professionals employed by the Manager or its affiliates. The investment team will focus on origination and transaction development and the ongoing monitoring of our investments.

Regulation as a BDC

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act described as “qualifying” assets (“Qualifying Assets”), unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the Company’s total assets. The principal categories of Qualifying Assets relevant to our business are any of the following:

(1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible Portfolio Company, or from any other person, subject to such rules as may be prescribed by the SEC. An “Eligible Portfolio Company” is defined in the 1940 Act as any issuer which:
a)	is organized under the laws of, and has its principal place of business in, the United States;
b)	is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c)	satisfies any of the following:
i.	does not have any class of securities that is traded on a national securities exchange;
ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
iii.	is controlled by a BDC or a group of companies, including a BDC and the BDC has an affiliated person who is a director of the Eligible Portfolio Company; or
iv.	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
(2)	Securities of any Eligible Portfolio Company controlled by the Company.
(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)	Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the Eligible Portfolio Company.
(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Significant Managerial Assistance. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as Qualifying Assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group makes available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its or the Manager’s or Subadviser’s directors, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

Temporary Investments. Pending investment in other types of Qualifying Assets, as described above, our investments can consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments.

In implementing these temporary strategies, the Company may invest all or a portion of its assets in cash; fixed income securities; U.S. government securities, including bills, notes and bonds differing as to maturity and rates of interest that are either issued or guaranteed by the Treasury or by U.S. government agencies or instrumentalities; certificates of deposit issued against funds deposited in a bank or a savings and loan association; commercial paper; bankers’ acceptances; bank time deposits; shares of money market funds or short-term bond funds; securities issued or guaranteed by the federal government or any of its agencies, or any state or local government; or any other securities or cash equivalents that the Subadviser considers consistent with this strategy.

Other Investments and Strategies. In addition to its principal investment strategies, the Company also may use the following non-principal investment strategies to try to increase its returns or protect its assets if market conditions warrant.

ESG Integration. PPC considers relevant environmental, social and governance (“ESG”) factors as part of its comprehensive investment analysis. More specifically, PPC analyzes ESG factors as part of PPC’s broader investment decisions if they are of material importance in the context of the investment. Each factor is considered during the initial investment process and re-assessed periodically. While PPC’s investment teams are provided with information on ESG factors, and take ESG risks into account when making an investment decision, such ESG risks would not by themselves prevent PPC from making any investment. Instead, ESG factors form part of the overall risk management processes, and are one of many risks which may, depending on the specific investment opportunity, be relevant to a determination of risk. However, PPC does not apply any absolute risk limits or risk appetite thresholds which relate exclusively to ESG risk as a separate category of risk. For the avoidance of doubt, while PPC is committed to ESG principles, the Company would not be considered to promote ESG characteristics or have sustainable investment as its objective.

U.S. Government Securities. U.S. Government securities are obligations of and, in certain cases, guaranteed by, the U.S. Government, its agencies or instrumentalities. The U.S. Government does not guarantee the NAV of the Company’s shares. Some U.S. Government securities, such as Treasury bills, notes and bonds, are supported by the full faith and credit of the United States; others are supported by the right of the issuer to borrow from the U.S. Department of the Treasury (the “U.S. Treasury”); others are supported by the discretionary authority of the U.S. Government to purchase the agency’s obligations; and still others, such as those of the Student Loan Marketing Association, are supported only by the credit of the instrumentality. U.S. Government securities may include zero coupon securities, which do not distribute interest on a current basis and tend to be subject to greater risk than interest-paying securities of similar maturities.

Money Market Instruments. The Company may hold cash and/or invest in money market instruments, including commercial paper of a U.S. or non-U.S. company, non-U.S. government securities, certificates of deposit, bankers’ acceptances, time deposits of domestic and non-U.S. banks, and obligations issued or guaranteed by the U.S. Government or its agencies or instrumentalities. These obligations may be U.S. dollar-denominated or denominated in a non-U.S. currency. Money market instruments typically have a maturity of one year or less as measured from the date of purchase.

Investments in Affiliated Funds. The Company may invest its assets in affiliated funds that are registered investment companies under the 1940 Act. The Company can invest its free cash balances in affiliated short-term bond funds and/or money market funds to obtain income on short-term cash balances while awaiting attractive investment opportunities, to provide liquidity in preparation for anticipated redemptions or for defensive purposes. Such an investment could also allow the Company to obtain the benefits of a more diversified portfolio available in the affiliated funds than might otherwise be available through direct investments in those asset classes, and will subject the Company to the risks associated with the particular asset class. As a shareholder in the affiliated funds, the Company will pay its proportional share of the expenses of the affiliated funds. The affiliated short-term bond funds and certain money market funds do not pay a management fee to the investment manager, since the investment manager only receives reimbursement for its expenses. Thus, shareholders of the Company are not paying management fees for both the Company and the affiliated short-term bond funds and money market funds. The investment results of the portions of the Company’s assets invested in the affiliated funds will be based on the investment results of the affiliated funds.

Foreign Currency Transactions. Based on market conditions, the Company expects to enter into foreign currency forward contracts (“forward contracts”) as a hedge against fluctuations in future foreign currency exchange rates. The Company may engage in foreign currency exchange transactions in connection with its investments in foreign instruments. The Company is not required to hedge its currency exposure, if any, and may choose not to do so. The Company generally will conduct its foreign currency exchange transactions either on a spot (i.e., cash) basis at the spot rate prevailing in the foreign currency exchange market or through forward contracts to purchase or sell foreign currencies, including the payment of dividends and the settlement of transactions that otherwise might require untimely dispositions of Company investments.

A foreign currency forward contract involves an obligation to purchase or sell a specific currency at a future date, which may be any fixed number of days from the date of the contract agreed upon by the parties, at a price and for an amount set at the time of the contract. Presently, these contracts are traded in the interbank market conducted directly between currency traders (usually large commercial banks) and their customers, but may be required to be traded on an exchange and cleared through a central counterparty. Although foreign exchange dealers do not charge a fee for conversion, they do realize a profit based on the difference (the spread) between the price at which they are buying and selling various currencies. At the consummation of a forward contract, the Company may either make delivery of the foreign currency or terminate its contractual obligation to deliver the foreign currency by purchasing an offsetting contract obligating it to purchase, at the same maturity date, the same amount of such foreign currency. If the Company chooses to make delivery of the foreign currency, it may be required to obtain such currency through the sale of portfolio securities denominated in such currency or through conversion of other assets of the Company into such currency. If the Company engages in an offsetting transaction, the Company will realize a gain or loss to the extent that there is a difference between the forward contract price and the offsetting forward contract price.

It should be noted that this method of protecting the value of the Company’s portfolio securities against a decline in the value of a currency does not eliminate fluctuations in the underlying prices of the securities. Rather, it simply establishes a rate of exchange that can be achieved at some future point in time. Additionally, although such contracts tend to minimize the risk of loss due to a decline in the value of the hedged currency, at the same time they tend to limit any potential gain should the value of the currency increase.

By entering into a forward contract for the purchase or sale, for a fixed amount of dollars or other currency, of the amount of foreign currency involved in an underlying security transaction, the Company may be able to protect itself against a possible loss resulting from an adverse change in the relationship between the U.S. dollar and the currency that is being used for the security transaction. A dealer may offer to sell a foreign currency to the Company at one rate, while offering a lesser rate of exchange should the Company desire to resell that currency to the dealer.

Warrants. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares that it may have outstanding at any time. In particular, the amount of shares that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase shares cannot exceed 25% of the BDC’s total outstanding shares.

Leverage and Senior Securities; Coverage Ratio. We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Shares if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On November 8, 2022, our sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

On October 30, 2023, the Company entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) with Sumitomo Mitsui Banking Corporation. The Revolving Credit Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. The stated interest rate on the Revolving Credit Facility is determined pursuant to a formula-based calculation based on the gross borrowing base at the time, resulting in a stated interest rate, depending on the type of borrowing, of either (a) Term SOFR plus a 10 basis point credit spread adjustment and an applicable margin equal to 2.125% per annum or 2.25% per annum, or (b) Alternate Base Rate plus a 10 basis point credit spread adjustment and an applicable margin equal to 1.125% per annum or 1.25% per annum in respect of USD borrowings and comparable rates in respect of non-USD borrowings.

The initial principal amount of the Revolving Credit Facility is $150 million. The Revolving Credit Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Revolving Credit Facility to up to $350 million. All amounts outstanding under the Revolving Credit Facility must be repaid by the date that is five years after the closing date of the Revolving Credit Facility.  The Revolving Credit Facility contains customary covenants that, among other things, may limit the Company’s ability to pay distributions in certain circumstances, incur additional debt, and engage in certain transactions.

Code of Ethics. We and the Manager have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy this code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our Trustees who are not “interested persons” of the Company or the Manager as defined in the 1940 Act and, in some cases, the prior approval of the SEC. We have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Manager and certain funds managed and controlled by the Manager and its affiliates, subject to certain terms and conditions.

Other. We will be periodically examined by the SEC for compliance with the 1940 Act, and be subject to the periodic reporting and related requirements of the Exchange Act.

We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any Trustee or officer against any liability to our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

We are not permitted to change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

Proxy Voting Policies and Procedures

The Board has delegated to the Manager the responsibility for voting any proxies and maintaining proxy recordkeeping with respect to the Company. The Manager is authorized by the Company to delegate, in whole or in part, its proxy voting authority to the Subadviser or third party vendors consistent with the policies set forth below. The proxy voting process shall remain subject to the supervision of the Board, including any committee thereof established for that purpose.

The Manager and the Board view the proxy voting process as a component of the investment process and, as such, seek to ensure that all proxy proposals are voted with the primary goal of seeking the optimal benefit for the Company. Consistent with this goal, the Board views the proxy voting process as a means to encourage strong corporate governance practices and ethical conduct by corporate management. The Manager and the Board maintain a policy of seeking to protect the best interests of the Company should a proxy issue potentially implicate a conflict of interest between the Company and the Manager or its affiliates.

The Manager delegates to the Company’s Subadviser the responsibility for voting proxies. The Subadviser is expected to identify and seek to obtain the optimal benefit for the Company, and to adopt written policies that meet certain minimum standards, including that the policies be reasonably designed to protect the best interests of the Company and delineate procedures to be followed when a proxy vote presents a conflict between the interests of the Company and the interests of the Subadviser or its affiliates. The Manager and the Board expect that the Subadviser will notify the Manager and Board at least annually of any such conflicts identified and confirm how the issue was resolved.

The Proxy Voting Policies and Procedures of the Subadviser are set forth below. The guidelines will be reviewed periodically by the Subadviser, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, the Subadviser has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interest of clients and not subrogate client interests to its own interests. Rule 206(4)-6 under the Advisers Act places specific requirements on registered investment advisers with proxy voting authority.

Proxy Policies

The Subadviser’s policies and procedures are reasonably designed to ensure that the Subadviser votes proxies in the best interest of the Company and addresses how it will resolve any conflict of interest that may arise when voting proxies and, in so doing, to maximize the value of the investments made by the Company, taking into consideration the Company’s investment horizons and other relevant factors. It will review on a case-by-case basis each proposal submitted for a shareholder vote to determine its impact on the portfolio securities held by its clients. Although the Subadviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

Decisions on how to vote a proxy generally are made by the Subadviser. In determining whether and how to vote, the Subadviser considers a number of items including detailed knowledge of the issuer’s financial condition, long- and short-term economic outlook for the issuer, the issuer’s capital structure and debt-service obligations, the issuer’s management team and capabilities, as well as other relevant factors. In addition, the Subadviser may determine not to vote a proxy after consideration of the vote’s expected benefit to clients and the cost of voting the proxy.

The Company’s interests are placed ahead of any potential interest of PGIM or its asset management units. Relevant members of management and regulatory personnel oversee the proxy voting process and monitor potential conflicts of interests. In addition, should the need arise, senior members of management, as advised by the Subadviser’s Compliance and Law departments, are authorized to address any proxy matter involving an actual or apparent conflict of interest that cannot be resolved at the level of an individual asset management business unit.

Proxy Voting Records

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: c/o PGIM Private Credit Fund, 655 Broad Street, Newark, NJ 07102-4410, Attention: Chief Compliance Officer.

Item 1A. Risk Factors.

Investing in our Common Shares involves a number of significant risks. The following information is a discussion of the material risk factors associated with an investment in our Common Shares specifically, as well as those factors generally associated with an investment in a company with investment objectives, investment policies, capital structure or trading markets similar to ours. In addition to the other information contained in this Annual Report on Form 10-K, you should consider carefully the following information before making an investment in our Common Shares. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of our Common Shares could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Structure

We are a relatively new company and have a limited operating history.

The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a BDC with limited operating history. Prospective investors have a limited track record or history on which to base their investment decision. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and the value of a shareholder’s investment could decline substantially or become worthless. Further, the Manager has not previously offered a non-traded business development company. While we believe that the past professional experiences of the Manager’s investment team, including investment and financial experience of the Manager’s senior management, will increase the likelihood that the Manager will be able to manage the Company successfully, there can be no assurance that this will be the case.

The Board of Trustees may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.

The Board of Trustees has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our shares. However, the effects might be adverse, which could negatively impact our ability to pay shareholders distributions and cause shareholder to lose all or part of their investment. Moreover, we have significant flexibility in investing the net proceeds from our continuous offering and may use the net proceeds from our continuous offering in ways with which investors may not agree or for purposes other than those contemplated in this Annual Report on Form 10-K.

The Board of Trustees may amend our Declaration of Trust without prior shareholder approval.

The Board of Trustees may, without shareholder vote, amend or otherwise supplement the Declaration of Trust, including without limitation to classify the Board of Trustees, to impose advance notice bylaw provisions for Trustee nominations or for shareholder proposals, to require super- majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature; provided, however, that if any amendment or new addition to the Declaration of Trust adversely affects the rights of shareholders, such amendment or addition must also be approved by the shareholders. Approval of any such amendment requires at least a majority of the votes cast by such shareholders at a meeting of shareholders duly called and at which a quorum is present.

Price declines in the medium- and large-sized U.S. corporate debt market may adversely affect the fair value of our portfolio, reducing our NAV through increased net unrealized depreciation.

Conditions in the medium- and large-sized U.S. corporate debt market may deteriorate, as seen during the recent financial crisis related to COVID-19, which may cause pricing levels to similarly decline or be volatile. As a result, our NAV could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

Our ability to achieve our investment objective depends on the ability of the Manager and PPC to manage and support our investment process. If the Manager or PPC were to lose any members of their respective senior management teams, our ability to achieve our investment objectives could be significantly harmed.

Since we have no employees, we depend on the investment expertise, skill and network of business contacts of the broader networks of the Manager and its affiliates. The Manager evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of PPC and its senior management team. The departure of any members of PPC’s senior management team could have a material adverse effect on our ability to achieve our investment objective.

Our ability to achieve our investment objective depends on the Manager’s ability to identify and analyze, and to invest in, finance and monitor companies that meet our investment criteria. The Manager’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objective, the Manager may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. The Manager may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.

The Management Agreement has been approved pursuant to Section 15 of the 1940 Act. In addition, the Management Agreement has termination provisions that allow the parties to terminate the agreement. The Management Agreement may be terminated at any time, without penalty, by us upon 60 days’ written notice. If the Management Agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event the Management Agreement is terminated, it may be difficult for us to replace the Manager.

Our financial condition, business and results of operations, as well as our ability to meet our payment obligations under future indebtedness, if any, and pay distributions, are likely to be adversely affected, and the value of our Common Shares may decline.

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Manager or PPC to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

The Manager and PPC depend on the broader PGIM relationships with private equity sponsors, investment banks and commercial banks, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Manager, PPC or their affiliates fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Manager, PPC or their affiliates have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

We will compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and other credit funds, and funds that invest in collateralized loan obligations, structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. These other BDCs and investment funds might be reasonable investment alternatives to us and may be less costly or complex with fewer and/or different risks than we have. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in mid-sized private U.S. companies. As a result of these new entrants, competition for investment opportunities in middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our investment approach stems from the fact that the market for investments in middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, the Board. There is not a public market for the securities of the privately-held companies in which we invest. Most of our investments will not be publicly-traded or actively traded on a secondary market. As a result, we value these securities quarterly at fair value as determined in good faith as required by the 1940 Act. In connection with striking a NAV as of the last day of a month that is not also the last day of a calendar quarter, the Company will consider whether there has been a material change to such investments as to affect their fair value, but such analysis will be more limited than the quarter end process.

Securities that are not publicly traded or for which market prices are not readily available will be valued at fair value as determined in good faith pursuant to procedures adopted by the Manager, as Valuation Designee pursuant to Rule 2a-5 under the 1940 Act, and under the oversight of the Board, based on, among other things, the input of the Manager, the Subadviser and independent third-party valuation firms engaged at the direction of Valuation Designee to review the Company’s investments.

As part of our valuation process, we will take into account relevant factors in determining the fair value of the Company’s investments without market quotations, many of which are loans, including and in combination, as relevant: (i) the estimated enterprise value of a portfolio company, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, (v) a comparison of the portfolio company’s securities to any similar publicly traded securities, and (vi) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. Our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our NAV on a given date to materially differ from the value that we may ultimately realize upon the sale of one or more of our investments.

There is a risk that investors in our shares may not receive distributions or that our distributions may decrease over time.

We may not achieve investment results that will allow us to make a specified or stable level of cash distributions and our distributions may decrease over time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions.

The amount of any distributions we may make is uncertain. Our distributions may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our offering. Therefore, portions of the distributions that we make may represent a return of capital to shareholders that will lower their tax basis in their shares and reduce the amount of funds we have for investment in targeted assets.

We may fund our cash distributions to shareholders from any sources of funds available to us, including borrowings, subscription proceeds from shares in the Company, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of investments in portfolio companies and fee and expense reimbursement waivers from the Manager, if any. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this Annual Report on Form 10-K. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of the Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. We cannot assure shareholders that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from borrowings or sources other than cash flow from operations in anticipation of future cash flow, which may constitute a return of shareholder’s capital. A return of capital is a return of shareholder’s investment, rather than a return of earnings or gains derived from our investment activities.

Our distributions to shareholders may be funded from expense reimbursements or fee waivers that are subject to repayment pursuant to an expense limitation arrangement.

Distributions may also be funded in significant part, directly or indirectly, from temporary waivers or expense reimbursements borne by the Manager or its affiliates, that may be subject to reimbursement to the Manager or its affiliates. The repayment of any amounts owed to the Manager and its affiliates will reduce future distributions to which shareholders would otherwise be entitled. The Manager may choose to waive or reimburse its fees at its sole discretion, subject to any expense limitation and reimbursement agreement that may then be in effect.

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from this offering, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).

We intend to generally fund distributions from operating cash flow in the ordinary course. However, shareholders should understand that we may make distributions from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Manager and that such distributions are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Manager continues to makes such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from this and any future offering and the performance of our investments. To the extent that we borrow to fund distributions, the payment of interest on such borrowings will decrease the Company’s NAV, which would also cause the price per share in this offering to decrease. Shareholders should also understand that any amounts we use to pay distributions to shareholders from sources other than cash flow from operations may be required to be repaid in the future and that our future repayments of such amounts to the Manager or any lender will reduce the amount of the future distributions. Further, the per share amount of distributions on Class I, Class S and Class D Shares may differ because of different allocations of class-specific expenses. For example, distributions on Class S and Class D Shares will be lower than on Class I Shares because Class S and Class D Shares are subject to different shareholder servicing and/or distribution fees. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. The Manager has no obligation to waive fees or receipt of expense reimbursements, if any.

Although we have adopted a share repurchase program, we have discretion to not repurchase your shares or to suspend the program.

The Board may amend or suspend the share repurchase program at any time in its discretion. For example, in accordance with the Board’s fiduciary duty to the Company and shareholders, it may amend or suspend the share repurchase program during periods of market dislocation where selling assets to fund a repurchase could have a materially negative impact on remaining shareholders. Shareholders may not be able to sell their shares on a timely basis in the event the Board amends or suspends the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our charter or otherwise to effect a liquidity event at any time. Following any such suspension, the Board will reinstate the share repurchase program when appropriate and subject to its fiduciary duty to the Company and shareholders. We will notify shareholders of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be considered a guaranteed method to sell shares promptly or at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders.

In the event a shareholder chooses to participate in our share repurchase program, the shareholder will be required to provide us with notice of intent to participate prior to knowing what the NAV per share of the class of shares being repurchased will be on the Repurchase Date. Although a shareholder will have the ability to withdraw a repurchase request prior to the Repurchase Date, to the extent a shareholder seeks to sell shares to us as part of our periodic share repurchase program, the shareholder will be required to do so without knowledge of what the repurchase price of our shares will be on the Repurchase Date.

As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

As a public company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, subject to a transition period. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a relatively new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until there is a public market for our shares, which is not expected to occur.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We, our portfolio companies and other counterparties are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our shareholders, potentially with retroactive effect.

In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies.

Additionally, any changes to or repeal of the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans as set forth in this Annual Report on Form 10-K and may result in our investment focus shifting from the areas of expertise of the Manager to other types of investments in which the Manager may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our financial condition and results of operations and the value of a shareholder’s investment.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the loans or other debt securities we originate or acquire, the level of our expenses (including our borrowing costs), variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares less attractive to investors.

We will be and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of:

1)	the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering, (ii) in which we have total annual gross revenue of at least $1.07 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and
2)	the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three- year period.

For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our shares less attractive because we will rely on some or all of these exemptions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

Any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by the Board. Decreases in the market value or fair value of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our NAV.

Risks Related to Our Investments

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

Our investments may be risky and, subject to Company’s intent to invest at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit investments. The Company considers private credit investment to include loans, bonds and other credit instruments that are issued in private offerings or issued by private companies. There is no limit on the amount of any such investments in which we may invest. In addition, investment analyses and decisions by the Company and the Subadviser will often be undertaken on an expedited basis in order for the Company to take advantage of investment opportunities. In such cases, the information available to the Company and the Subadviser at the time of an investment decision may be limited, and the Company and the Subadviser may not have access to the detailed information necessary for a full evaluation of the investment opportunity. In addition, the financial information available to the Company and the Subadviser may not be accurate or provided based upon accepted accounting methods. The Company and the Subadviser will rely upon independent consultants or advisors in connection with the evaluation of proposed investments. There can be no assurance that these consultants or advisors will accurately evaluate such investments.

Risk Associated with Unspecified Transactions; No Assurance of Investment Return. Investors will be relying on the ability of the Subadviser to source, negotiate and consummate Company originated loans (each, a “loan” and, together with other portfolio investments, the “portfolio investments”) using the investments of shareholders, and there is no assurance that the Subadviser will find a sufficient number of attractive opportunities to meet the Company’s investment objective or that the Company will be able to make and realize its investment objective. The realizable value of a highly illiquid investment, at any given time, may be less than its intrinsic value. In addition, certain types of investments held by the Company may require a substantial length of time to liquidate. Furthermore, to the extent the investment strategy of the Company relies upon a certain set of market and economic conditions and such conditions do not materialize for an extended period of time, the Company may not be able to invest a significant portion of the proceeds. There can be no assurance that the Company will be able to generate returns for its investors or that the returns will be commensurate with the risks of investing in the type of portfolio investments and transactions described herein.

Any information included in any of the Company’s marketing materials regarding targeted returns for the Company is provided as an indicator as to how the Company will be managed and is not intended to be viewed as an indicator of likely performance returns to investors in the Company. Any targeted return information is based upon projections, estimates and assumptions that a potential investment will yield a return equal to or greater than the target. Accordingly, there can be no assurance that the Company’s projections, estimates or assumptions will be realized or that the Subadviser will be successful in finding investment opportunities that meet these anticipated return parameters.

Debt Instruments Generally. The Company will invest in debt instruments. Such debt may be unsecured and structurally or contractually subordinated to substantial amounts of senior indebtedness, all or a significant portion of which may be secured. Moreover, such debt investments may not be protected by financial covenants or limitations upon additional indebtedness and there is no minimum credit rating for such debt investments. Other factors may materially and adversely affect the market price and yield of such debt investments, including investor demand, changes in the financial condition of the applicable issuer, government fiscal policy and domestic or worldwide economic conditions. Debt instruments in which the Company may invest may have speculative characteristics.

Generally, speculative investments offer a higher return potential than higher-rated securities, but involve greater volatility of price and greater risk of loss of income and principal. The issuers of such instruments (including sovereign issuers) may face significant ongoing uncertainties and exposure to adverse conditions that may undermine the issuer’s ability to make timely payment of interest and principal. Such instruments are regarded as predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal in accordance with the terms of the obligations and involve major risk exposure to adverse conditions. In addition, an economic recession could severely disrupt the market for most of these instruments and may have an adverse impact on the value of such instruments. It also is likely that any such economic downturn could adversely affect the ability of the issuers of such instruments to repay principal and pay interest thereon and increase the incidence of default for such instruments.

Adverse economic conditions may also decrease the value of any collateral securing our senior secured debt. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and NAV. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and adversely affect our operating results.

Loans Risk. The loans that the Company may invest in include loans that are first lien, second lien, third lien or that are unsecured. In addition, the loans the Company will invest in will usually be rated below investment grade or may also be unrated. Loans are subject to a number of risks described elsewhere in this Annual Report on Form 10-K, including credit risk, liquidity risk, below investment grade instruments risk and management risk.

Although certain loans in which the Company may invest will be secured by collateral, there can be no assurance that such collateral could be readily liquidated or that the liquidation of such collateral would satisfy the borrower’s obligation in the event of non-payment of scheduled interest or principal. In the event of the bankruptcy or insolvency of a borrower, the Company could experience delays or limitations with respect to its ability to realize the benefits of the collateral securing a loan. In the event of a decline in the value of the already pledged collateral, if the terms of a loan do not require the borrower to pledge additional collateral, the Company will be exposed to the risk that the value of the collateral will not at all times equal or exceed the amount of the borrower’s obligations under the loans. To the extent that a loan is collateralized by stock in the borrower or its subsidiaries, such stock may lose some or all of its value in the event of the bankruptcy or insolvency of the borrower. Those loans that are under-collateralized involve a greater risk of loss.

Further, there is a risk that any collateral pledged by portfolio companies in which the Company has taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent the Company’s debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, the Company’s security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Secured debt that is under-collateralized involves a greater risk of loss. In addition, second lien debt is granted a second priority security interest in collateral, which means that any realization of collateral will generally be applied to pay senior secured debt in full before second lien debt is paid. Likewise, third lien debt is granted a third priority security interest in collateral, which means that any realization of collateral will generally be applied to pay senior secured debt and second lien debt in full before third lien debt is paid. Consequently, the fact that debt is secured does not guarantee that the Company will receive principal and interest payments according to the debt’s terms, or at all, or that the Company will be able to collect on the debt should it be forced to enforce remedies.

Loans are not registered with the SEC, or any state securities commission, and are not listed on any national securities exchange. There is less readily available or reliable information about most loans than is the case for many other types of securities, including securities issued in transactions registered under the Securities Act or registered under the Exchange Act. No active trading market may exist for any or some loans, and some loans may be subject to restrictions on resale. A secondary market may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods, which may impair the ability to realize full value and thus cause a material decline in the Company’s NAV. In addition, the Company may not be able to readily dispose of its loans at prices that approximate those at which the Company could sell such loans if they were more widely-traded and, as a result of such illiquidity, the Company may have to sell other investments or engage in borrowing transactions if necessary to raise cash to meet its obligations. During periods of limited supply and liquidity of loans, the Company’s yield may be lower.

Some loans are subject to the risk that a court, pursuant to fraudulent conveyance or other similar laws, could subordinate the loans to presently existing or future indebtedness of the borrower or take other action detrimental to lenders, including the Company. Such court action could under certain circumstances include invalidation of loans.

If legislation of state or federal regulations impose additional requirements or restrictions on the ability of financial institutions to make loans, the availability of loans for investment by the Company may be adversely affected. In addition, such requirements or restrictions could reduce or eliminate sources of financing for certain borrowers. This would increase the risk of default.

If legislation or federal or state regulations require financial institutions to increase their capital requirements this may cause financial institutions to dispose of loans that are considered highly levered transactions. Such sales could result in prices that, in the opinion of the Subadviser, do not represent fair value. If the Company attempts to sell a loan at a time when a financial institution is engaging in such a sale, the price the Company could get for the loan may be adversely affected.

The Company typically originates loans (i.e., are the original lender) or acquires loans by participating in the initial issuance of the loan as the only lender or as part of a club.

The Company may also acquire loans through assignments. The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to the debt obligation; however, the purchaser’s rights can be more restricted than those of the assigning institution, and the Company may not be able to unilaterally enforce all rights and remedies under the loan and with regard to any associated collateral.

A participation typically results in a contractual relationship only with the institution selling the participation interest, not with the borrower. Sellers of participations typically include banks, broker-dealers, other financial institutions and lending institutions. Certain participation agreements also include the option to convert the participation to a full assignment under agreed upon circumstances.

In purchasing participations, the Company generally will have no right to enforce compliance by the borrower with the terms of the loan agreement against the borrower, and the Company may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, the Company will be exposed to the credit risk of both the borrower and the institution selling the participation. Further, in purchasing participations in lending syndicates, the Company will not be able to conduct the due diligence on the borrower or the quality of the Loan with respect to which it is buying a participation that the Company would otherwise conduct if it were investing directly in the loan, which may result in the Company being exposed to greater credit or fraud risk with respect to the borrower or the loan than the Company expected when initially purchasing the participation.

The Company also may originate loans or acquire loans by participating in the initial issuance of the Loan as part of a club or syndicate of banks and financial institutions, or receive its interest in a loan directly from the borrower.

Senior Loans. The assets of the Company may include first lien senior secured debt and may also include selected second and third lien senior secured debt, each of which involves a higher degree of risk of a loss of capital as compared to debt of an earlier lien.

The factors affecting an issuer’s first, second and third lien loans, and its overall capital structure, are complex. Some first lien loans may not necessarily have priority over all other unsecured debt of an issuer. For example, some first lien loans may permit other secured obligations (such as overdrafts, swaps or other derivatives made available by members of the syndicate to the company), or involve first liens only on specified assets of an issuer (e.g., excluding real estate). Issuers of first lien loans may have multiple tranches of first lien debt outstanding, each with first liens on separate collateral, or may share first liens on the same collateral. Furthermore, liens with respect to primarily U.S. financings generally only cover U.S. assets, and non-U.S. assets are not included (other than, for example, where a borrower pledges a portion of the stock of first-tier non-U.S. subsidiaries). In the event of Chapter 11 filing by an issuer, the U.S. Bankruptcy Code authorizes the issuer to use a creditor’s collateral and to obtain additional credit by grant of a prior lien on its property, senior even to liens that were first in priority prior to the filing, as long as the issuer provides what the presiding bankruptcy judge considers to be “adequate protection,” which may, but need not always, consist of the grant of replacement or additional liens or the making of cash payments to the affected secured creditor. The imposition of prior liens on the Company’s collateral would adversely affect the priority of the liens and claims held by the Company and could adversely affect the Company’s recovery on its leveraged loans.

Any secured debt is secured only to the extent of its lien and only to the extent of the value of underlying assets or incremental proceeds on already secured assets. Moreover, underlying assets are subject to credit, liquidity, and interest rate risk. Although the amount and characteristics of the underlying assets selected as collateral may allow the Company to withstand certain assumed deficiencies in payments occasioned by the borrower’s default, if any deficiencies exceed such assumed levels or if underlying assets are sold, it is possible that the proceeds of such sale or disposition will not be sufficient to satisfy the amount of principal and interest owing to the Company in respect of its investment.

Senior secured credit facilities may sometimes be syndicated to a number of different financial market participants. The documentation governing such facilities typically requires either a majority consent or, in certain cases, unanimous approval for certain actions in respect of the credit, such as waivers, amendments, or the exercise of remedies. In addition, voting to accept or reject the terms of a restructuring of a credit pursuant to a Chapter 11 plan of reorganization is done on a class basis. As a result of these voting regimes, the Company may not have the ability to control any decision in respect of any amendment, waiver, exercise of remedies, restructuring or reorganization of debts owed to the Company.

Senior secured loans are also subject to other risks, including:

●	the possible invalidation of a debt or lien as a “fraudulent conveyance”;

●	the recovery as a “preference” of liens perfected or payments made on account of a debt in the 90 days before a bankruptcy filing;
●	equitable subordination claims by other creditors;
●	“lender liability” claims by the portfolio company of the obligations; and
●	environmental and/or other liabilities that may arise with respect to collateral securing the obligations.

Decisions in bankruptcy cases have held that a secondary loan market assignee can be denied a recovery from the debtor in a bankruptcy if a prior holder of the loans either received and does not return a preference or fraudulent conveyance, or if such prior holder engaged in conduct that would qualify for equitable subordination.

The Company’s investments may be subject to early redemption features, refinancing options, pre-payment options or similar provisions that, in each case, could result in the portfolio company repaying the principal on an obligation held by the Company earlier than expected. As a consequence, the Company’s ability to achieve its investment objective may be adversely affected.

Loan Origination. The Subadviser will originate loans on behalf of the Company. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies, particularly companies experiencing significant business and financial difficulties, is high. There can be no assurance that the Subadviser and the Company will correctly evaluate the value of the assets collateralizing these loans or the prospects for successful repayment or a successful reorganization or similar action.

In accordance with applicable law, the Company’s ability to acquire loans could be dependent on the existence and performance of PPC’s origination platform, which includes other funds’ managed by PPC and enables PPC to commit in size to multiple deals. Therefore, a decrease in PPC’s origination platform or its inability to acquire investments suitable for the Company could reduce or possibly eliminate the ability of the Company to participate in certain loans within the Company’s investment objective and would have a material adverse effect on the Company’s performance. Other PPC funds could be subject to certain restrictions on the types of investments they can make, and such restrictions may in effect limit the types of investments the Company could make to the extent that the Company is dependent on PPC’s origination platform.

Loan origination involves a number of particular risks that may not exist in the case of secondary debt purchases. PPC may have to rely more on its own resources to conduct due diligence of the borrower, and such borrower may in some circumstances present a higher credit risk and/or could not obtain debt financing in the syndicated markets. Loan origination may also involve additional regulatory risks given licensing requirements for certain types of lending in some jurisdictions, and the scope of these regulatory requirements (and certain permitted exemptions) may vary from jurisdiction to jurisdiction and may change from time to time. In addition, in originating loans, the Company will compete with a broad spectrum of lenders, some of which may have greater financial resources than the Company, and some of which may be willing to lend money on better terms (from a borrower’s standpoint) than the Company. Increased competition for, or a diminution in the available supply of, qualifying loans may result in lower yields on such loans, which could reduce returns to the Company. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies, particularly companies experiencing significant business and financial difficulties is unusually high. There is no assurance that the Subadviser will correctly evaluate the value of the assets collateralizing these loans or the prospects for successful repayment or a successful reorganization or similar action.

Risks Associated with Publicly Traded Securities. The Company may hold publicly traded securities following a workout of a transaction. The Company’s investments in public securities will be sensitive to changes in the valuation for public securities and macro and micro economic trends.

Follow-On Investments. The Company may be called upon to provide additional funding for its portfolio companies or have the opportunity to increase its investment in such portfolio companies. There can be no assurance that the Company will wish to make follow-on investments or that it will have sufficient funds to do so. Any decision by the Company not to make follow-on investments or its inability to make them may have a substantial negative impact on a portfolio company in need of such an investment.

Non-U.S. Securities. The Company may invest in non-U.S. investments, which may include investments denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Such investments may involve a broad range of economic, non-U.S. currency and exchange rate, political, legal, tax and financial risks not typically associated with investments in U.S. companies. Such risks include, but are not limited to, (i) the risk of nationalization or expropriation of assets or confiscatory taxation, (ii) negative diplomatic developments and social, economic and political uncertainty, including war and revolution, (iii) dependence on exports and the corresponding importance of international trade, (iv) greater price fluctuations and market volatility, less liquidity and smaller capitalization of securities markets, (v) currency exchange rate fluctuations, (vi) higher rates of inflation, (vii) controls on, and changes in controls on, foreign investment and limitations on repatriation of invested capital and on the Company’s ability to exchange local currencies for United States dollars, (viii) governmental involvement in and control over the economies and other aspects of the private sector, (ix) governmental decisions to discontinue support of economic reform programs generally and to impose centrally planned economies, (x) differences in auditing and financial reporting standards which may result in the unavailability of material information about issuers, (xi) less extensive regulation of the securities markets, (xii) longer settlement periods for securities transactions, (xiii) less developed corporate laws regarding fiduciary duties and the protection of investors, and (xiv) taxes that may not be mitigated through refunds or tax treaties. Prior government approval for non-U.S. investments may be required under certain circumstances in some countries, and the process of obtaining these approvals may require a significant expenditure of time and resources. Additionally, certain countries depend heavily on exports to the United States. Accordingly, these countries may be sensitive to fluctuations in U.S. demand and changes in U.S. market conditions. The foregoing factors may increase transaction costs and adversely impact the value of the Company’s investments in non-U.S. portfolio companies.

Unsecured Securities and Second-Lien and Third-Lien Debt. The Company’s strategy may entail acquiring unsecured instruments. If a portfolio company becomes financially distressed or insolvent and does not successfully reorganize, the Company will have no assurance (compared to those distressed securities investors that acquire only fully collateralized positions) that it will recover any of the principal that the Company has invested. In addition, the debt securities in which we will invest may not be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and are not expected to be rated by a credit rating agency.

The Company may also make investments in second and third lien financings, which will entail risks including (i) the subordination of the liens securing the Company’s claims to a senior lien in terms of the coverage and recovery of the collateral and (ii) the prohibition of, or limitation on, the right to foreclose on a second or third lien or exercise other rights as a second or third lien holder (including unsecured creditors’ rights). In certain cases, therefore, no recovery may be available from a defaulted second or third lien financing. The level of risk associated with investments in second and third lien financing increases to the extent such investments are financings of distressed or below investment grade companies.

Derivatives Risk. The Company may invest in derivative instruments, such as foreign currency forward contracts, options contracts, futures contracts, options on futures contracts, indexed securities, credit linked notes, credit default swaps and other swap agreements for hedging, investment, risk management, or leverage purposes, or to manage exchange rates or the duration of the Company’s portfolio.

Derivative transactions may subject the Company to increased risk of principal loss due to imperfect correlation between the values of the derivatives and the underlying securities or unexpected price or interest rate movements. The use of derivatives may subject the Company to risks, including, but not limited to:

●	Counterparty Risk. The risk that the counterparty in a derivative transaction will be unable to honor its financial obligation to the Company. If the Company’s counterparty to a derivative transaction experiences a loss of capital, or is perceived to lack adequate capital or access to capital, it may experience margin calls or other regulatory requirements to increase equity. Under such circumstances, the risk that a counterparty will be unable to honor its financial obligations may be substantially increased. The Company generally expects to engage in over-the-counter (“OTC”) derivatives transactions, but may engage in cleared derivatives as well. The counterparty risk for cleared derivatives is generally lower than for uncleared OTC derivative transactions since generally a clearing organization becomes substituted for each counterparty to a cleared derivative contract and, in effect, guarantees the parties’ performance under the contract as each party to a trade looks only to the clearing house for performance of financial obligations. However, there can be no assurance that the clearing house, or its members, will satisfy its obligations to the Company.
●	Currency Risk. The risk that changes in the exchange rate between two currencies will adversely affect the value (in U.S. dollar terms) of an investment.

●	Leverage Risk. The risk associated with certain types of derivative strategies that relatively small market movements may result in large changes in the value of an investment. Certain investments or trading strategies that involve leverage can result in losses that greatly exceed the amount originally invested.
●	Liquidity Risk. The risk that certain derivative positions may be difficult or impossible to close out at the time that the Company would like or at the price that the Company believes the position is currently worth. This risk is heightened to the extent the Company engages in over-the-counter derivative transactions, which are generally less liquid than exchange-traded instruments.
●	Correlation Risk. The risk that changes in the value of a derivative will not match the changes in the value of the portfolio holdings that are being hedged or of the particular market or security to which the Company seeks exposure. Furthermore, the ability to successfully use derivative instruments depend in part on the ability of the Manager and Subadviser to predict pertinent market movements, which cannot be assured.
●	Index Risk. If the derivative is linked to the performance of an index, it will be subject to the risks associated with changes in that index. If the index changes, the Company could receive lower interest payments or experience a reduction in the value of the derivative to below what the Company paid. Certain indexed derivatives may create leverage, to the extent that they increase or decrease in value at a rate that is a multiple of the changes in the applicable index.
●	Market Risk. Changes in the value of one or more markets or changes with respect to the value of the underlying asset will adversely affect the value of a derivative. In the event of an adverse movement, the Company may be required to pay substantial additional margin to maintain its position or the Company’s returns may be adversely affected.
●	Operational Risk. Derivatives transactions involve risks of potential operational issues, including documentation issues, settlement issues, systems failures, inadequate controls and human error.
●	Legal Risk. Derivatives transactions involve risks related to insufficient documentation, insufficient capacity or authority of counterparty, or legality or enforceability of a contract.
●	Regulatory Risk. Derivative contracts, including, without limitation, swaps, currency forwards, and non-deliverable forwards, are subject to regulation under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) in the U.S. and under comparable regimes in Europe, Asia and other non-U.S. jurisdictions. Swaps, non-deliverable forwards and certain other derivatives traded in the OTC market are subject to variation margin requirements, and initial margining requirements will be phased in through September 1, 2022. Implementation of the margining and other provisions of the Dodd-Frank Act regarding clearing, mandatory trading, reporting and documentation of swaps and other derivatives have impacted and may continue to impact the costs of trading these instruments and, as a result, may affect returns to investors in the Company.

In addition, the Commodity Futures Trading Commission (the “CFTC”) subjects advisers to registered investment companies to regulation by the CFTC if a fund that is advised by the investment adviser either (i) invests, directly or indirectly, more than a prescribed level of its liquidation value in certain derivatives, or (ii) markets itself as providing investment exposure to such instruments. CFTC Rule 4.5 permits investment advisers to registered investment companies to claim an exclusion from the definition of “commodity pool operator” under the Commodity Exchange Act (“CEA”) with respect to a fund, provided certain requirements are met. In order to permit the Manager and Subadviser to claim this exclusion with respect to the Company, the Company will limit its use of such derivatives (excluding transactions entered into for “bona fide hedging purposes,” as defined under CFTC regulations) such that either: (i) the aggregate initial margin and premiums required to establish its derivatives do not exceed 5% of the liquidation value of the Company’s portfolio, after taking into account unrealized profits and losses on such positions, or (ii) the aggregate net notional value of its derivatives does not exceed 100% of the liquidation value of the Company’s portfolio, after taking into account unrealized profits and losses on such positions. Additionally, the Company will not market itself as a “commodity pool” or a vehicle for trading such instruments. Accordingly, the Company is not subject to regulation under the CEA or otherwise regulated by the CFTC, and the Manager has claimed an exclusion from the definition of the term “commodity pool operator” under the CEA pursuant to Rule 4.5 under the CEA. The Manager is not, therefore, subject to registration or regulation as a “commodity pool operator” under the CEA in respect of the Company.

The Company may invest in portfolio companies whose capital structures may have significant leverage, which may impair these companies’ ability to finance their future operations and capital needs.

While investments in leveraged companies offer the potential opportunity for capital appreciation, such investments also involve a higher degree of risk as a result of recessions, operating problems and other general business and economic risks that may have a more pronounced effect on the profitability or survival of such companies. Such investments are inherently more sensitive to declines in revenues, competitive pressures and increases in expenses. Moreover, rising interest rates may significantly increase portfolio companies’ interest expense, causing losses and/or the inability to service debt levels. If a portfolio company cannot generate adequate cash flow to meet debt obligations, the portfolio company may default on its loan agreements or be forced into bankruptcy resulting in a restructuring of the company’s capital structure or liquidation of the company, and the Company may suffer a partial or total loss of capital invested in the portfolio company. Furthermore, to the extent companies in which the Company has invested become insolvent, the Company may determine, in cooperation with other debt holders or on its own, to engage, at the Company’s expense in whole or in part, counsel and other advisors in connection therewith. In addition to leverage in the capital structure of portfolio companies, the Company may incur leverage which magnifies gains and losses attributable to other investment policies and practices.

Distressed Investments; Restructurings. The Company may make investments in companies that subsequently become distressed (e.g., defaulted, out- of-favor or distressed bank loans and debt securities). Certain of the Company’s investments may, therefore, include specific investments in companies that become highly leveraged with significant burdens on cash flow, and, therefore, involve a high degree of financial risk. Portfolio companies may be facing liquidity challenges due to debt maturities, covenant violations, cyclical challenges or imminent bankruptcy, or they need financing in order to exit bankruptcy. The Company’s investments may be considered speculative and subject to a high degree of risk, and the ability of the relevant portfolio companies to pay their debts on schedule could be adversely affected by interest rate movements, changes in the general economic climate or the economic factors affecting a particular industry, or specific developments within such companies. Investments in companies operating in workout or bankruptcy modes also present additional legal risks, including fraudulent conveyance, voidable preference and equitable subordination risks. The level of analytical sophistication, both financial and legal, necessary for successful investment in companies experiencing significant business and financial difficulties is unusually high. There is no assurance that the Subadviser will correctly evaluate the value of the assets collateralizing the Company’s loans or the prospects for a successful reorganization or similar action.

Distressed/Defaulted Securities. The Company may invest in the securities of companies that subsequently become involved in bankruptcy proceedings, reorganizations or financial restructurings, and that may face pending covenant violations or significant debt maturities. In such a case, the Company may have a more active participation in the affairs of such portfolio companies than is generally assumed by an investor. Such investments could, in certain circumstances, subject the Company to certain additional potential liabilities, which may exceed the value of the Company’s original investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. Furthermore, such investments could also subject the Company to litigation risks or prevent the Company from disposing of securities. In any reorganization or liquidation proceeding relating to a portfolio company or an investment, the Company may lose its entire investment, may be required to accept cash or securities with a value less than the Company’s original investment and/or may be required to accept payment over an extended period of time. In addition, under certain circumstances, payments to the Company and the related distributions by the Company to the shareholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transaction under applicable bankruptcy and insolvency laws. As more fully discussed below, in a bankruptcy or other proceeding, the Company as a creditor may be unable to enforce its rights in any collateral or may have its security interest in any collateral challenged or disallowed, and its claims may be subordinated to the claims of other creditors.

The market for distressed securities is expected to be less liquid than the market for securities of companies that are not distressed. A substantial length of time may be required to liquidate investments in securities that become distressed. Furthermore, at times, a major portion of an issue of distressed securities may be held by relatively few investors, and the market may be limited to a narrow range of potential counterparties, such as other financial institutions. Under adverse market or economic conditions or in the event of adverse changes in the financial condition of the portfolio companies, the Company may find it more difficult to sell such securities when the Subadviser believes it advisable to do so or may only be able to sell such securities at a loss. The Company may also find it more difficult to determine the fair market value of distressed securities for the purpose of computing the Company’s net asset value. In some cases, the Company may be prohibited by contract from selling investments for a period of time.

Non-Performing Debt. Certain debt instruments that the Company may invest in may be or become nonperforming and possibly in default. The obligor or relevant guarantor may also be in or enter bankruptcy or liquidation. There can be no assurance as to the amount and timing of payments, if any, with respect to any such debt instruments.

Loans may become non-performing for a variety of reasons and borrowers on loans constituting the Company’s assets may seek the protection afforded by bankruptcy, insolvency and other debtor relief laws. Upon a bankruptcy filing in a U.S. Bankruptcy Court by an issuer of debt, the U.S. Bankruptcy Code imposes an automatic stay on payments of such issuer’s pre-petition debt. A stay on payments to be made on the assets of the Company could adversely affect the value of those assets and the Company itself. Other protections in such proceedings may include forgiveness of debt, the ability to create super-priority liens in favor of certain creditors of the debtor and certain well-defined claims procedures. Non-performing debt obligations may require substantial workout negotiations, restructuring or bankruptcy filings that may entail a substantial reduction in the interest rate, deferral of payments and/or a substantial write- down of the principal of a loan or conversion of some or all of the debt to equity. Insolvency laws may, in certain jurisdictions, result in a restructuring of the debt without the Company’s consent under the “cramdown” provisions of applicable insolvency laws and may also result in a discharge of all or part of the debt without payment to the Company. If a portfolio company were to file for Chapter 11 reorganization, the U.S. Bankruptcy Code authorizes the issuer to restructure the terms of repayment of a class of debt, even if the class fails to accept the restructuring, as long as the restructured terms are “fair and equitable” to the class and certain other conditions are met. Similar risks may be present in non-U.S. insolvency proceedings.

Such non-performing instruments or loans may also require a substantial amount of workout negotiations or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial writedown of principal. It is possible that the Company may find it necessary or desirable to foreclose on collateral securing one or more loans purchased by the Company. The foreclosure process varies jurisdiction by jurisdiction and can be lengthy and expensive. Borrowers often resist foreclosure actions, which often prolongs and complicates an already difficult and time-consuming process. In some states or other jurisdictions, foreclosure actions can take up to several years or more to conclude. During the foreclosure proceedings, a borrower may have the ability to file for bankruptcy, potentially staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral assets and may result in disrupting ongoing management of the company. There can be no assurance as to the amount and timing of payments, if any, with respect to any such debt instruments.

Failure of Financial Institutions and Sustained Financial Market Illiquidity.

The failure of certain financial institutions, namely banks, may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. The failure of a bank (or banks) with which we and/or our portfolio companies have a commercial relationship could adversely affect, among other things, our and/or our portfolio companies’ ability to pursue key strategic initiatives, including by affecting our ability to borrow from financial institutions on favorable terms. Our direct origination platform generally focuses on mature companies backed by well-capitalized equity partners (e.g., private equity firms), typically with significant equity capital invested. In the event a portfolio company, or potential portfolio company, has a commercial relationship with a bank that has failed or is otherwise distressed, such portfolio company may experience delays or other issues in meeting certain obligations or consummating transactions.

Additionally, if a portfolio company’s sponsor has a commercial relationship with a bank that has failed or is otherwise distressed, the portfolio company may experience issues receiving financial support from a sponsor to support its operations or consummate transactions, to the detriment of their business, financial condition and/or results of operations. In addition, such bank failure(s) could affect, in certain circumstances, the ability of both affiliated and unaffiliated co-lenders, including syndicate banks or other fund vehicles, to undertake and/or execute co-investment transactions with us, which in turn may result in fewer co-investment opportunities being made available to us or impact our ability to provide additional follow-on support to portfolio companies. Our and our portfolio companies’ ability to spread banking relationships among multiple institutions may be limited by certain contractual arrangements, including liens placed on their respective assets as a result of a bank agreeing to provide financing.

The nature of bankruptcy proceedings may have a materially adverse effect on the performance of the Company.

A portfolio company may become involved in a reorganization, bankruptcy or other proceeding. In any such event, the Company may lose its entire investment, may be required to accept cash or securities or assets with a value less than the Company’s original investment and/or may be required to accept payment over an extended period of time.

In the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of an obligor, holders of debt instruments ranking senior to the Company’s investments would typically be entitled to receive payment in full before the Company receives any distributions in respect of its investments. After repaying the senior creditors, such obligor may not have any remaining assets to repay its obligations to the Company. In the case of debt ranking equally with the loans or debt securities in which the Company invests, the Company would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant investee company. Each jurisdiction in which the Company invests has its own insolvency laws. As a result, investments in similarly situated investee companies in different jurisdictions may well confer different rights in the event of insolvency. In addition, upon the insolvency of a portfolio company, payments that such portfolio company made to the Company may be subject to avoidance, cancellation and/or clawback as a “preference” if made within a certain period of time (which may be as long as two years) before insolvency.

A portfolio company that becomes distressed or any distressed asset received by the Company in a restructuring would require active monitoring. Involvement by the Subadviser in a company’s reorganization proceedings could result in the imposition of restrictions limiting the Company’s ability to liquidate its position therein. Bankruptcy proceedings involve a number of significant risks. Many of the events within a bankruptcy litigation are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, there can be no assurance that a bankruptcy court would not approve actions which may be contrary to the interests of the Company, particularly in those jurisdictions which give a comparatively high priority to preserving the debtor company as a going concern, or to protecting the interests of either creditors with higher ranking claims in bankruptcy or of other stakeholders, such as employees.

Generally, the duration of a bankruptcy case can only be roughly estimated. The reorganization of a company usually involves the development and negotiation of a plan of reorganization, plan approval by creditors and confirmation by the bankruptcy court. This process can involve substantial legal, professional and administrative costs to the company and the Company; it is subject to unpredictable and lengthy delays, particularly in jurisdictions which do not have specialized insolvency courts or judges and/or may have a higher risk of political interference in insolvency proceedings, all of which may have adverse consequences for the Company. During such process, the company’s competitive position may erode, key management may depart and the company may not be able to invest adequately. In some cases, the company may not be able to reorganize and may be required to liquidate assets. Although the Company will invest only in debt, the debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental values. Such investments can result in a total loss of principal and/or the Company receiving equity in connection with a portfolio company workout, restructuring or reorganization.

One of the protections offered in certain jurisdictions in bankruptcy proceedings is a stay on required payments by the borrower on loans or other securities. When a portfolio company or other issuer seeks relief under the bankruptcy laws of a particular jurisdiction (or has a petition filed against it), an automatic stay prevents all entities, including creditors, from foreclosing or taking other actions to enforce claims, perfect liens or reach collateral securing such claims. Creditors who have claims against the issuer prior to the date of the bankruptcy filing must generally petition the court to permit them to take any action to protect or enforce their claims or their rights in any collateral. Such creditors may be prohibited from doing so if the court concludes that the value of the property in which the creditor has an interest will be “adequately protected” during the proceedings. If the bankruptcy court’s assessment of adequate protection is inaccurate, a creditor’s collateral may be wasted without the creditor being afforded the opportunity to preserve it. Thus, even if the Company holds a secured claim, it may be prevented from collecting the liquidation value of the collateral securing its debt, unless relief from the automatic stay is granted by the court. If relief from the stay is not granted, the Company may not realize a distribution on account of its secured claim until a plan of reorganization or liquidation for the debtor is confirmed. Bankruptcy proceedings are inherently litigious, time consuming, highly complex and driven extensively by facts and circumstances, which can result in challenges in predicting outcomes. The equitable power of bankruptcy judges also can result in uncertainty as to the ultimate resolution of claims. A stay on payments to be made on the assets of the Company could adversely affect the value of those assets and the Company itself. Other protections in such proceedings may include forgiveness of debt, the ability to create super-priority liens in favor of certain creditors of the debtor and certain well-defined claims procedures. Additionally, the numerous risks inherent in the insolvency process create a potential risk of loss by the Company of its entire investment in any particular issuer. Insolvency laws may, in certain jurisdictions, result in a restructuring of the debt without the Company’s consent under the “cramdown” provisions of applicable insolvency laws and may also result in a discharge of all or part of the debt without payment to the Company.

Security interests held by creditors are closely scrutinized and frequently challenged in bankruptcy proceedings and may be invalidated for a variety of reasons. For example, security interests may be set aside because, as a technical matter, they have not been perfected properly under applicable law. If a security interest is invalidated, the secured creditor loses the value of the collateral and because loss of the secured status causes the claim to be treated as an unsecured claim, the holder of such claim will be more likely to experience a significant loss of its investment. There can be no assurance that the security interests securing the Company’s claims will not be challenged vigorously and found defective in some respect, or that the Company will be able to prevail against the challenge. As such, investments in issuers involved in such proceedings could subject the Company to certain additional potential liabilities that may exceed the value of the Company’s original investment therein.

Moreover, under applicable bankruptcy law, debt may be disallowed or subordinated to the claims of other creditors if the creditor is found guilty of certain inequitable conduct resulting in harm to other parties with respect to the affairs of a company or other issuer filing for protection from creditors. In addition, creditors’ claims may be treated as equity if they are deemed to be contributions to capital, or if a creditor attempts to control the outcome of the business affairs of an issuer prior to its filing under such laws. If a creditor is found to have interfered with an issuer’s affairs to the detriment of other creditors or shareholders, the creditor may be held liable for damages to injured parties. There can be no assurance that claims for equitable subordination or creditor liability will not be asserted with respect to the Company’s portfolio investments.

While the challenges to liens and debt normally occur in a bankruptcy proceeding, the conditions or conduct that would lead to an attack in a bankruptcy proceeding could in certain circumstances result in actions brought by other creditors of the debtor, shareholders of the debtor or even the debtor itself in other U.S. state or U.S. federal proceedings or non-U.S. proceedings, including pursuant to state fraudulent transfer laws. As is the case in a bankruptcy proceeding, there can be no assurance that such claims will not be asserted or that the Company will be able successfully to defend against them. To the extent that the Company assumes an active role in any legal proceeding involving the debtor, the Company may be prevented from disposing of securities issued by the debtor due to the Company’s possession of material, non-public information concerning the debtor.

U.S. bankruptcy law permits the classification of “substantially similar” claims in determining the classification of claims in a reorganization for purpose of voting on a plan of reorganization. Because the standard for classification is vague, there exists a significant risk that the Company’s influence with respect to a class of claims can be lost by the inflation of the number and the amount of claims in, or other gerrymandering of, the class. In addition, certain administrative costs and claims that have priority by law over the claims of certain creditors (for example, claims for taxes) may be quite high. Similar risks may be present in non-U.S. insolvency proceedings.

It may be difficult to bring suit or foreclosure in non-U.S. countries.

Because the effectiveness of the judicial systems in the countries in which the Company may invest varies, the Company (or any portfolio company) may have difficulty in foreclosing or successfully pursuing claims in the courts of such countries, as compared to the United States or other countries. Further, to the extent the Company or a portfolio company may obtain a judgment but is required to seek its enforcement in the courts of one of these countries in which the Company invests, there can be no assurance that such courts will enforce such judgment. The laws of other countries often lack the sophistication and consistency found in the United States with respect to foreclosure, bankruptcy, corporate reorganization or creditors’ rights.

Below Investment Grade Risk. The Company intends to invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid. The major risks of below investment grade securities include:

●	Below investment grade securities may be issued by less creditworthy issuers. Issuers of below investment grade securities may have a larger amount of outstanding debt relative to their assets than issuers of investment grade securities. In the event of an issuer’s bankruptcy, claims of other creditors may have priority over the claims of holders of below investment grade securities, leaving few or no assets available to repay holders of below investment grade securities.
●	Prices of below investment grade securities are subject to extreme price fluctuations. Adverse changes in an issuer’s industry and general economic conditions may have a greater impact on the prices of below investment grade securities than on other higher-rated fixed-income securities.

●	Issuers of below investment grade securities may be unable to meet their interest or principal payment obligations because of an economic downturn, specific issuer developments or the unavailability of additional financing.
●	Below investment grade securities frequently have redemption features that permit an issuer to repurchase the security from us before it matures. If the issuer redeems below investment grade securities, the Company may have to invest the proceeds in securities with lower yields and may lose income.
●	Below investment grade securities may be less liquid than higher-rated fixed-income securities, or may not have an active trading market, even under normal economic conditions. There are fewer dealers in the below investment grade securities market, and there may be significant differences in the prices quoted by the dealers. Judgment may play a greater role in valuing these securities and the Company may be unable to sell these securities at an advantageous time or price.
●	The Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting issuer.

The credit rating of a high-yield security does not necessarily address its market value risk. Ratings and market value may change from time to time, positively or negatively, to reflect new developments regarding the issuer.

“Covenant-lite” Obligations. The Company may invest in, or obtain exposure to, obligations that may be “covenant- lite,” which means such obligations lack certain financial maintenance covenants. While these loans may still contain other collateral protections, a covenant-lite loan may carry more risk than a covenant-heavy loan made by the same borrower, as it does not require the borrower to provide affirmation that certain specific financial tests have been satisfied on a routine basis as is required under a covenant-heavy loan agreement. Should a loan held by the Company begin to deteriorate in quality, the Company’s ability to negotiate with the borrower may be delayed under a covenant-lite loan compared to a loan with full maintenance covenants. This may in turn delay the Company’s ability to seek to recover its investment.

Bridge Financings. From time to time, the Company may lend to portfolio companies on a short-term, unsecured basis or otherwise invest on an interim basis in portfolio companies in anticipation of a future issuance of equity or long-term debt securities or other refinancing or syndication. Such bridge loans would typically be convertible into a more permanent, long-term security; however, for reasons not always in the Company’s control, such long-term securities issuance or other refinancing or syndication may not occur and such bridge loans and interim investments may remain outstanding. In such event, the interest rate on such loans or the terms of such interim investments may not adequately reflect the risk associated with the position taken by the Company.

Investments in middle market companies involve a number of significant risks, any one of which could have a material adverse effect on our operating results.

Investments in middle market companies generally involve the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that middle market companies:

●	may have limited financial resources and may be unable to meet their obligations under their debt securities that the Company holds, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees we may have obtained in connection with our investment;
●	have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tends to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;
●	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on the Company;

●	generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, the Company’s executive officers, Trustees and members of the Manager or Subadviser may, in the ordinary course of business, be named as defendants in litigation arising from the Company’s investments in the portfolio companies; and
●	may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

Loans to private companies involve risks that may not exist in the case of more established and/or publicly traded companies.

These risks include the risk that:

●	these companies may have limited financial resources and limited access to additional financing, which may increase the risk of their defaulting on their obligations, leaving creditors, such as the Company, dependent on any guarantees or collateral that they may have obtained;
●	these companies frequently have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which render such companies more vulnerable to competition and market conditions, as well as general economic downturns;
●	there will not be as much information publicly available about these companies as would be available for public companies and such information may not be of the same quality;
●	these companies are more likely to depend on the management talents and efforts of a small group of persons; as a result, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on these companies’ ability to meet their obligations;
●	these companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position; and
●	these companies may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

The Company’s portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

The Company’s portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which the Company invests. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which the Company is entitled to receive payments with respect to the debt instruments in which it invests. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before the Company receives any proceeds. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to the Company. In the case of debt ranking equally with debt instruments in which the Company invests, the Company would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company and the portfolio company may not have sufficient assets to pay all equally ranking credit even if the Company holds senior, first-lien debt.

There could be circumstances in which the Company may not be able to control the modification, waiver or amendment of the terms and conditions of a loan agreement if a sufficient number of the other lenders act contrary to the Company’s preferences.

The terms and conditions of loan agreements and related assignments may be amended, modified or waived only by the agreement of the lenders. Generally, any such agreement must include a majority or a supermajority (measured by outstanding loans or commitments) or, in certain circumstances, a unanimous vote of the lenders. Consequently, there could be circumstances in which the Company may not be able to control the modification, waiver or amendment of the terms and conditions of a loan agreement if a sufficient number of the other lenders act contrary to the Company’s preferences. If the Company invests or holds an investment through participation interests or derivative securities rather than directly, it is possible that the Company may not be entitled to vote on any such adjustment of terms of such agreements.

The exercise of remedies may also be subject to the vote of a specified percentage of the lenders thereunder. The Subadviser will have the authority to cause the Company to consent to certain amendments, waivers or modifications to the investments requested by obligors, other lenders or the lead agents for loan syndication agreements. The Subadviser may, in accordance with its investment management standards, cause the Company to extend or defer the maturity, adjust the outstanding balance of any investment, reduce or forgive interest or fees, release material collateral or guarantees, or otherwise amend, modify or waive the terms of any related loan agreement, including the payment terms thereunder. Any amendment, waiver or modification of an investment could adversely impact the Company’s investment returns.

The Company generally will not control its portfolio companies and, due to the illiquid nature of the Company’s holdings in its portfolio companies, the Company may not be able to dispose of its interests in portfolio companies.

The Company does not expect to control most of its portfolio companies, even though the Company’s debt agreements with such portfolio companies may contain certain restrictive covenants. As a result, the Company is subject to the risk that a portfolio company in which it invests may make business decisions with which the Company disagrees and the management of such company, as representatives of the holders of the company’s common equity, may take risks or otherwise act in ways that do not serve the Company’s interests as a debt investor. Due to the lack of liquidity for the Company’s investments in non-traded companies, the Company may not be able to dispose of its interests in its portfolio companies as readily as the Company would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of the Company’s portfolio holdings.

The Company will be exposed to risks associated with changes in interest rates.

General interest rate fluctuations may have a substantial negative impact on the Company’s investments and investment opportunities and, accordingly, may have a material adverse effect on the Company’s ability to achieve its investment objective and the rate of return on invested capital. Because the Company may borrow money to make investments, its net investment income will depend, in part, upon the difference between the rate at which it may borrow funds and the rate at which it may invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Company’s net investment income.

The Company’s debt investments may be based on floating interest rates, such EURIBOR, the Federal Companys Rate, the Prime Rate or SOFR (or the local equivalent, e.g., SONIA and BBSW) plus a fixed credit spread, that reset on a periodic basis, and many of our investments will be subject to interest rate floors. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on the Company’s net investment income, which also could be negatively impacted by its borrowers making prepayments on their loans. On the other hand, an increase in interest rates could increase the interest repayment obligations of the Company’s borrowers and result in challenges to their financial performance and ability to repay their obligations. In addition, the Company’s cost of funds likely will increase because the interest rates on the majority of amounts the Company may borrow are likely to be floating, which could reduce the Company’s net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor will not increase until interest rates exceed the applicable floor.

In the current rising interest rate environment, payments under floating rate debt instruments generally would rise and there may be a significant number of issuers of such floating rate debt instruments that would be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, fixed-rate debt instruments may decline in value because the fixed rates of interest paid thereunder may be below market interest rates. Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to us.

Any inaccuracy or incompleteness by a portfolio company or breach of covenants may adversely affect the valuation of the collateral underlying the loans or the ability of the lenders to perfect or effectuate a lien on the collateral securing the loan or the Company’s ability to otherwise realize on or avoid losses in respect of the investment.

The Company will seek to make or acquire portfolio investments having structural, covenant and other contractual terms providing adequate downside protection, but there can be no assurance that such attempts to provide downside protection with respect to its investments will achieve their desired effect, and, accordingly, potential investors should regard an investment in the Company as being speculative and having a high degree of risk. Of paramount concern in making or acquiring a portfolio investment is the possibility of material misrepresentation or omission on the part of the portfolio investment seller, the portfolio company or other credit support providers, or breach of covenant by any such parties. Such inaccuracy or incompleteness or breach of covenants may adversely affect the valuation of the portfolio company and/or the collateral underlying the loans or the ability of the lenders to perfect or effectuate a lien on the collateral securing the loan or the Company’s ability to otherwise realize on or avoid losses in respect of the investment. The Company will rely upon the accuracy and completeness of representations made by any such parties to the extent reasonable, but cannot guarantee such accuracy or completeness. Under certain circumstances, payments to the Company may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment.

The portfolio investments in which the Company invests and Prudential’s portfolio companies will be subject to various laws for the protection of creditors in the jurisdictions of the portfolio companies concerned.

Differences in law may adversely affect the rights of the Company as a lender with respect to other creditors. Additionally, the Company, as a creditor, may experience less favorable treatment under different insolvency regimes than those that apply in the United States, including in cases where the Company seeks to enforce any security it may hold as a creditor.

Implementation of the Company’s strategy is dependent in part on market dislocation impacting the global credit markets.

Implementation of the Company’s investment strategy will depend, in part, on the extent to which the global credit markets continue to experience disruption, liquidity shortages and financial instability. Prolonged disruption may prevent the Company from advantageously realizing on or disposing of its investments. A further economic downturn could adversely affect the financial resources and credit quality of the underlying portfolio companies of any debt instruments in which the Company may invest and result in the inability of such borrowers to make principal and interest payments on, or refinance, outstanding debt when due. In the event of such defaults, the Company may suffer a partial or total loss of capital invested in such companies, which would, in turn, have an adverse effect on the Company’s returns. Any such defaults may have an adverse effect on the Company’s investments. Such marketplace events also may restrict the ability of the Company to sell or liquidate investments at favorable times or for favorable prices (although such marketplace events may not foreclose the Company’s ability to hold such investments until maturity). Further, the Company’s investment strategy may be impacted in part by changes in the conditions in the global financial markets generally and credit markets specifically. In the event of a further market deterioration, the value of the Company’s investments may not appreciate as projected or may suffer a loss.

A covenant breach or other default by our portfolio companies may adversely affect the Company’s operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. The Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that the Company could become subject to a lender’s liability claim, including as a result of actions taken if the Company renders significant managerial assistance to the borrower. Furthermore, if one of the Company’s portfolio companies were to file for bankruptcy protection, a bankruptcy court might re-characterize the Company’s debt holding and subordinate all or a portion of its claim to claims of other creditors, even though the Company may have structured its investment as senior secured debt. The likelihood of such a re-characterization would depend on the facts and circumstances, including the extent to which the Company provided managerial assistance to that portfolio company.

We may not realize gains from our equity investments.

The Company may hold warrants or other equity securities in connection with a loan workout, restructuring or reorganization. The Company’s goal is ultimately to realize gains upon its disposition of such equity interests. However, the equity interests the Company receives may not appreciate in value and, in fact, may decline in value. Accordingly, the Company may not be able to realize gains from its equity interests, and any gains that it does realize on the disposition of any equity interests may not be sufficient to offset any other losses the Company experiences. The Company also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow the Company to sell the underlying equity interests. The Company intends to seek puts or similar rights to give the Company the right to sell its equity securities back to the portfolio company issuer. The Company may be unable to exercise these put rights for the consideration provided in the Company’s investment documents if the issuer is in financial distress.

The Company’s investments in securities or assets of publicly-traded companies are subject to the risks inherent in investing in public traded companies.

The Company may invest a portion of its portfolio in publicly-traded assets. For example, it is not expected that we will be able to negotiate additional financial covenants or other contractual rights, which we might otherwise be able to obtain in making privately negotiated investments. In addition, by investing in publicly-traded securities or assets, the Company will be subject to U.S. federal and state securities laws, as well as non-U.S. securities laws, that may, among other things, restrict or prohibit the Company’s ability to make or sell an investment. Moreover, the Company may not have the same access to information in connection with investments in public securities, either when investigating a potential investment or after making an investment, as compared to privately negotiated investments. Furthermore, the Company may be limited in its ability to make investments and to sell existing investments in public securities because the Company may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies. The inability to sell public securities in these circumstances could materially adversely affect the Company’s investment results. In addition, an investment may be sold by the Company to a public company where the consideration received is a combination of cash and stock of the public company, which may, depending on the securities laws of the relevant jurisdiction, be subject to lock-up periods.

A lack of liquidity in certain of the Company’s investments may adversely affect the Company’s business.

The Company intends to invest in certain companies whose securities are not publicly-traded or actively traded on the secondary market, and whose securities are subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of certain of our investments may make it difficult for the Company to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses. Moreover, investments purchased by us that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer, market events, economic conditions or investor perceptions.

The Company’s investments may include original issue discount and payment-in-kind instruments.

To the extent that we invest in original issue discount or payment-in-kind (“PIK”) instruments and the accretion of original issue discount or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

●	the higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;
●	original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;
●	an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the Manager’s future base management fees which, thus, increases the Manager’s future income incentive fees at a compounding rate;
●	market prices of PIK instruments and other zero coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
●	the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
●	even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
●	the required recognition of original issue discount or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to be subject to tax as a RIC; and
●	original issue discount may create a risk of non-refundable cash payments to the Company based on non-cash accruals that may never be realized.

The prices of the debt instruments and other securities in which we invest may decline substantially.

For reasons not necessarily attributable to any of the risks set forth herein (for example, supply/demand imbalances or other market forces), the prices of the debt instruments and other securities may decline substantially. In particular, purchasing debt instruments or other assets at what may appear to be “undervalued” or “discounted” levels is no guarantee that these assets will not be trading at even lower levels at a time of valuation or at the time of sale, if applicable. It may not be possible to predict, or to hedge against, such “spread widening” risk. Additionally, the perceived discount in pricing from previous environments described herein may still not reflect the true value of the assets underlying debt instruments in which the Company invests.

We may use a wide range of investment techniques that could expose us to a diverse range of risks.

The Subadviser may employ investment techniques or invest in instruments that it believes will help achieve our investment objectives, whether or not such investment techniques or instruments are specifically described herein, so long as such investments are consistent with our investment strategies and objectives and subject to applicable law. Such investment techniques or instruments may not be thoroughly tested in the market before being employed and may have operational or theoretical shortcomings which could result in unsuccessful investments and, ultimately, losses to us. In addition, any such investment technique or instrument may be more speculative than other investment techniques or instruments specifically described herein and may involve material and unanticipated risks. There can be no assurance that the Subadviser will be successful in implementing any such investment technique. Furthermore, the diversification and type of investments may differ substantially from our prior investments.

We may acquire various financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce our cash available for distribution to our shareholders.

The Company expects to hedge most of the risk of foreign currency fluctuations on the non-U.S. cash receipts that would flow from its non-U.S. investments, including by funding such investments with borrowings denominated in the relevant foreign currency or through other hedging techniques (including the use of foreign exchange forward contracts or swaps), subject to the requirements of the 1940 Act. There is uncertainty regarding the timing and amounts of those future cash flows, and the Company’s strategies for hedging transactions are subject to inherent imperfections. As such, the full risk of currency fluctuations will not be eliminated and the Company may be exposed to additional risk of loss. There can be no guarantee that instruments suitable for hedging in market shifts will be available at the time when the Company wishes to use them. Certain of the Company’s hedging transactions may be undertaken through brokers, banks or other organizations, and the Company will be subject to risk of default or insolvency of such counterparties. In such event, there can be no assurance that any money advanced to or obligations from these counterparties would be repaid or that the Company would have any recourse in the event of default. Further, hedging transactions may reduce cash available to pay distributions to our shareholders.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

The Company is subject to the risk that the investments it makes may be repaid prior to maturity. When this occurs, the Company will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid, and the Company could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, the Company’s results of operations could be materially adversely affected if one or more of its portfolio companies elect to prepay amounts owed to the Company. Additionally, prepayments, net of prepayment fees, could negatively impact the Company’s return on equity. This risk will be more acute when interest rates decrease, as the Company may be unable to reinvest at rates as favorable as when the Company made its initial investment.

Technological innovations and industry disruptions may negatively impact us.

Current trends in the market generally have been toward disrupting a traditional approach to an industry with technological innovation, and multiple young companies have been successful where this trend toward disruption in markets and market practices has been critical to their success. In this period of rapid technological and commercial innovation, new businesses and approaches may be created that will compete with the Company and/or its investments or alter the market practices the Company’s strategy has been designed to function within and depend on for investment returns. Any of these new approaches could damage the Company’s investments, significantly disrupt the market in which it operates and subject it to increased competition, which could materially and adversely affect its business, financial condition and results of investments.

We may invest through various joint ventures.

The Company may acquire interests in certain portfolio companies in cooperation with others through clubs, syndications, joint ventures, or other structures. The Company’s ability to exercise control or significant influence over management in these cooperative efforts will depend upon the nature of the club, syndication or joint venture arrangement.

Syndication of Co-Investments.

From time to time, the Company may make an investment with the expectation of offering a portion of its interests therein as a co-investment opportunity to third-party investors. There can be no assurance that the Company will be successful in syndicating any such co-investment, in whole or in part, that the closing of such co-investment will be consummated in a timely manner, that any syndication will take place on terms and conditions that will be preferable for the Company or that expenses incurred by the Company with respect to any such syndication will not be substantial. In the event that the Company is not successful in syndicating any such co-investment, in whole or in part, the Company may consequently hold a greater concentration and have more exposure in the related investment than initially was intended, which could make the Company more susceptible to fluctuations in value resulting from adverse economic and/or business conditions with respect thereto. Moreover, an investment by the Company that is not syndicated to co-investors as originally anticipated could significantly reduce the Company’s overall investment returns.

Risks Related to the Manager and Its Affiliates; Conflicts of Interest

The Manager, the Subadviser and their affiliates, including our officers and some of our Trustees, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.

The Manager, the Subadviser and their affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to the Manager an incentive fee that is based on the performance of our portfolio and an annual base management fee. The base management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. For the first calendar month, net assets will be measured as the date that the Company first publicly sells shares to a person or entity other than the Manager or its affiliates. The Manager will pay a portion of the management fees and incentive fees it receives from the Company to the Subadviser. No advisory fees will be paid by the Company directly to the Subadviser. Because the incentive fee is based on the performance of our portfolio, the Manager or the Subadviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage the Manager or Subadviser to use leverage to increase the return on our investments. Our compensation arrangements could therefore result in our making riskier or more speculative investments than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns.

We may be obligated to pay the Manager incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.

Our Management Agreement entitles the Manager to receive Pre-Incentive Fee Net Investment Income Returns regardless of any capital losses. In such case, we may be required to pay the Manager incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

In addition, any Pre-Incentive Fee Net Investment Income Returns may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. The Manager is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

There may be conflicts of interest related to obligations that the Manager’s or Subadviser’s senior management and investment team have to other clients.

The members of the senior management and/or investment team of the Manager and Subadviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. Our investment objective may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. In particular, we will rely on the Subadviser to manage our day-to-day activities and to implement our investment strategy. The Manager, the Subadviser and certain of their affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, the Manager, the Subadviser, and their officers and employees and certain of their affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of its affiliated funds and accounts. The Manager, the Subadviser and their officers and employees will devote only as much of its or their time to our business as the Manager, the Subadviser and their officers and employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

We rely, in part, on the Subadviser to assist with identifying investment opportunities and making investment recommendations to the Manager. The Manager, the Subadviser and their affiliates are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Manager, the Subadviser, their affiliates and their officers and employees will not be devoted exclusively to our business, but will be allocated between us and such other business activities of the Manager, the Subadviser and their affiliates in a manner that the Manager and the Subadviser deem necessary and appropriate.

The time and resources that individuals employed by the Manager and Subadviser devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Manager and Subadviser are not prohibited from raising money for or managing other entities that make the same types of investments that we target.

The Manager, the Subadviser and individuals employed by the Manager and Subadviser are generally not prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. The Company, the Manager and the Subadviser have received exemptive relief from the SEC that allows the Company to participate in certain negotiated co-transactions originated by the Manager, the Subadviser or their affiliates, subject to certain terms and conditions. However, while the terms of such exemptive relief require that the Subadviser be given the opportunity to cause the Company to participate in certain transactions originated by the Subadviser and its affiliates, the Subadviser may determine that we not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board) the Subadviser may not have the opportunity to cause us to participate. Affiliates of the Manager and Subadviser, whose primary business includes the origination of investments or investing in non-originated assets, engage in investment advisory business with accounts that compete with us.

Our shares may be purchased by the Manager, the Subadviser or their affiliates.

The Manager, the Subadviser and their affiliates expect to purchase our shares. The Manager, the Subadviser and their affiliates will not acquire any shares with the intention to resell or re-distribute such shares. The purchase of shares by the Manager, the Subadviser and their affiliates could create certain risks, including, but not limited to, the following:

●	the Manager, the Subadviser and their affiliates may have an interest in disposing of our assets at an earlier date so as to recover their investment in our shares; and
●	substantial purchases of shares by the Manager, the Subadviser and their affiliates may limit the Manager’s or Subadviser’s ability to fulfill any financial obligations that they may have to us or incurred on our behalf.

The Manager and the Subadviser rely on key personnel, the loss of any of whom could impair their ability to successfully manage us.

Our future success depends, to a significant extent, on the continued services of the officers and employees of the Manager, the Subadviser and their affiliates. The loss of services of one or more members of the Manager’s or Subadviser’s management team, including members of the Investment Committee, could adversely affect our financial condition, business and results of operations. The Manager and the Subadviser do not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or the Manager or Subadviser. Further, we do not intend to separately maintain key person life insurance on any of these individuals.

The compensation we pay to the Manager will be determined without independent assessment on our behalf, and these terms may be less advantageous to us than if such terms had been the subject of arm’s-length negotiations.

The Management Agreement will not be entered into on an arm’s-length basis with an unaffiliated third party. As a result, the form and amount of compensation we pay the Manager may be less favorable to us than they might have been had an investment advisory agreement been entered into through arm’s-length transactions with an unaffiliated third party.

The Intermediary Manager’s influence on this offer gives it the ability to increase the fees payable to the Manager.

The Manager is paid a base management fee calculated as a percentage of our net assets, and such management fee is unrelated to net income or any other performance base or measure. The Intermediary Manager, an affiliate of the Manager, will be incentivized to raise more proceeds in this offering to increase our net assets, even if it would be difficult for us to efficiently deploy additional capital, which in turn would increase the base management fee payable to the Manager.

Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in Qualifying Assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in Qualifying Assets could result in our failure to maintain our status as a BDC.

Under the 1940 Act, a BDC may not acquire any asset other than Qualifying Assets unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are Qualifying Assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not Qualifying Assets. Conversely, if we fail to invest a sufficient portion of our assets in Qualifying Assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a registered closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined under the 1940 Act, including borrowing money from banks or other financial institutions only in amounts such that our asset coverage meets the threshold set forth in the 1940 Act immediately after each such issuance. The 1940 Act currently requires an asset coverage of at least 150% (i.e., the amount of debt may not exceed two-thirds of the value of our assets). Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately- owned competitors, which may lead to greater shareholder dilution.

We expect to borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

Under the 1940 Act, we generally are prohibited from issuing or selling our shares at a price per share, after deducting selling commissions, that is below our NAV per share, which may be a disadvantage as compared with other public companies. We may, however, sell our shares, or warrants, options or rights to acquire our shares, at a price below the current NAV of our shares if the Board, including the Independent Trustees, determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, as well as those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the fair value of such securities.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of the Board and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of the Board. However, we may under certain circumstances purchase any such affiliate’s loans or securities in the secondary market, which could create a conflict for the Manager between our interests and the interests of such affiliate, in that the ability of the Manager to recommend actions in our best interest may be limited. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of the Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions (including certain co-investments) with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, Trustees, investment advisers, sub-advisers or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any fund or any portfolio company of a fund managed by the Manager, or entering into joint arrangements such as certain co-investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We have received exemptive relief from the SEC that allows us to engage in certain co-investment transactions with the Manager and its affiliates, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Manager will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Manager, the Manager may determine that we not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board) the Manager may not have the opportunity to cause us to participate.

We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the sale of shares will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other expenses. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to create and maintain a broad portfolio of investments and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the 1940 Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, we are not subject to this requirement. To the extent that we assume large positions in the securities of a small number of issuers, or within a particular industry, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company or to a general downturn in the economy. However, we will be subject to the diversification requirements applicable to RICs under Subchapter M of the Code.

Risks Related to the Company’s use of Leverage

When we use leverage, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Leverage may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders and result in losses.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. If the Company uses leverage to partially finance its investments, through borrowing from banks and other lenders, investors will experience increased risks of investing in the Company’s shares. Furthermore, the Company may add leverage to its portfolio through the issuance of preferred shares. Currently, the Company has no intention to issue preferred shares. The use of leverage involves increased risk, including increased variability of the Company’s net income, distributions and NAV in relation to market changes. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not used leverage. Such a decline could negatively affect our ability to make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Manager.

We expect to use leverage to finance our investments. The amount of leverage that we employ will depend on the Manager’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred shares that we may issue in the future, of at least 150%. If this ratio were to fall below 150%, we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to make distributions to shareholders may be significantly restricted or we may not be able to make any such distributions whatsoever. The amount of leverage that we will employ will be subject to oversight by the Board, a majority of whom are Independent Trustees with no material interests in such transactions.

Although leverage has the potential to enhance overall returns that exceed the Company’s cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than the Company’s cost of funds. In addition, the Company may enter into investment management techniques (including reverse repurchase agreements and other derivative transactions) that have similar effects as leverage, but which are not subject to the foregoing 150% limitation if effected in compliance with applicable SEC rules and guidance. Borrowings and reverse repurchases agreements or similar arrangements in which the Company may engage may be secured by the shareholders’ investments as well as by the Company’s assets and the documentation relating to such transactions may provide that during the continuance of a default under such arrangement, the interests of the holders of Common Shares may be subordinated to the interests of the Company’s lenders or debtholders.

Any credit facilities entered into by the Company and unsecured notes issued by the Company would impose financial and operating covenants that would restrict the Company’s business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a regulated investment company. Once the Company enters into credit facilities or issues debt securities, a failure to renew our facilities or to add new or replacement debt facilities or issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition or results of operations.

We may default under our credit facilities.

In the event we default under a credit facility or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, which constitute collateral, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Provisions in a credit facility may limit our investment discretion.

A credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In connection with one or more credit facilities entered into by the Company, distributions to shareholders may be subordinated to payments required in connection with any indebtedness contemplated thereby.

In addition, any security interests and/or negative covenants required by a credit facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a credit facility were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.

In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.

Compliance with Rule 18f-4 may limit our investment discretion with respect to derivatives.

Certain portfolio management techniques, such as firm commitments and reverse repurchase agreements, are considered derivatives. Derivatives are financial instruments whose value depends upon, or is derived from, the value of something else, such as one or more underlying investments, indices or currencies. The Company may use various derivative strategies to try to improve the Company’s returns by managing risks, such as by using hedging techniques to try to protect the Company’s assets. A derivative contract will obligate or entitle the Company to deliver or receive an asset or cash payment based on the change in value of one or more investments, indices or currencies. Derivatives may be traded on organized exchanges, or in individually negotiated transactions with other parties (these are known as “over-the-counter” derivatives). The Company may be limited in its use of derivatives by rules adopted by the SEC governing derivatives transactions, such as Rule 18f-4 under the 1940 Act, described below. Although the Company has the flexibility to make use of derivatives, it may choose not to for a variety of reasons, even under very volatile market conditions.

The Company relies on certain exemptions in Rule 18f-4 to enter into derivatives transactions and certain other transactions notwithstanding the restrictions on the issuance of “senior securities” under Sections 18 and 61 of the 1940 Act. Under Rule 18f-4, “derivatives transactions” include the following: (1) any swap, security-based swap, futures contract, forward contract, option (excluding purchased options), any combination of the foregoing, or any similar instrument, under which the Company is or may be required to make any payment or delivery of cash or other assets during the life of the instrument or at maturity or early termination, whether as margin or settlement payment or otherwise; (2) any short sale borrowing; and (3) if the Company relies on the exemption in Rule 18f-4(d)(1)(ii), reverse repurchase agreements and similar financing transactions. The Company will rely on a separate exemption in Rule 18f- 4(e) when entering into unfunded commitment agreements, which includes any commitment to make a loan to a company, including term loans, delayed draw term loans, and revolvers, or to invest equity in a company. To rely on the unfunded commitment agreements exemption, the Company must reasonably believe, at the time it enters into such agreement, that it will have sufficient cash and cash the equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as they come due. The Company will rely on the exemption in Rule 18f-4(f) when purchasing when-issued or forward-settling securities (e.g., firm and standby commitments, including to-be-announced commitments, and dollar rolls) and non-standard settlement cycle securities, if certain conditions are met.

The Company intends to operate as a “limited derivatives user” for purposes of the derivatives transactions exemption in Rule 18f-4. To qualify as a limited derivatives user, the Company’s “derivatives exposure” is limited to 10% of its net assets subject to exclusions for certain currency or interest rate hedging transactions (as calculated in accordance with Rule 18f-4). Unless the Company qualifies as a “limited derivatives user” as defined in Rule 18f-4, the rule would, among other things, require the Company to establish a comprehensive derivatives risk management program, to comply with certain value-at-risk based leverage limits, to appoint a derivatives risk manager and to provide additional disclosure both publicly and to the SEC regarding its derivatives positions.

The Company intends to limit its engagement in derivative transactions such that it will qualify as a “limited derivatives user” for purposes of Rule 18f-4 such that the Company will be subject to substantially fewer substantive requirements under that rule than would be the case if it did not so qualify. However, there is no guarantee that the Company will meet or continue to meet such qualifications, and, as a result, there is a risk that the Company may become subject to more onerous requirements under Rule 18f-4 than currently intended.

Changes in interest rates may affect our cost of capital and net investment income.

Since we intend to use debt to finance a portion of our investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase in the amount of incentive fees payable to the Manager with respect to pre-incentive fee net investment income.

Federal Income Tax Risks

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

To obtain and maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and asset diversification requirements. If we do not qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus we may become subject to corporate-level income tax.

We may be impacted by loan origination regulation.

The Company intends to engage in originating, lending and/or servicing loans, and may therefore be subject to state and federal regulation, borrower disclosure requirements, limits on fees and interest rates on some loans, state lender licensing requirements and other regulatory requirements in the conduct of its business as they pertain to such transactions. The Company may also be subject to consumer disclosures and substantive requirements on consumer loan terms and other federal regulatory requirements applicable to consumer lending that are administered by the Consumer Financial Protection Bureau and other applicable regulatory authorities. These state and federal regulatory programs are designed to protect borrowers.

Some of our investments may be subject to corporate-level income tax.

We may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).

Our portfolio investments may present special tax issues.

The Company expects to invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues for the Company. U.S. federal income tax rules are not entirely clear about issues such as when the Company may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by the Company, to the extent necessary, to preserve its status as a RIC and to distribute sufficient income to not become subject to U.S. federal income tax.

Legislative or regulatory tax changes could adversely affect investors.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments.

Risks Related to an Investment in the Shares

Investing in our shares involves a high degree of risk.

The investments we make in accordance with our investment objectives may result in a higher amount of risk than alternative investment options and may result in increased volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.

If we are unable to raise substantial funds, then we will be more limited in the number and type of investments we may make, our expenses may be higher relative to our total assets, and the value of shareholder’s investment in us may be reduced in the event our assets under-perform.

Amounts that we raise may not be sufficient for us to purchase a broad portfolio of investments. To the extent that less than the maximum number of Common Shares is subscribed for, the opportunity for us to purchase a broad portfolio of investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base. If we are unable to raise substantial funds, we may not achieve certain economies of scale and our expenses may represent a larger proportion of our total assets.

We may have difficulty sourcing investment opportunities.

We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all investments successfully. In addition, privately-negotiated investments in loans and illiquid securities of private companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our shares. Additionally, shareholders will have no input with respect to the Subadviser’s investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our shares. To the extent we are unable to deploy all investments, our investment income and, in turn, our results of operations, will likely be materially adversely affected.

We may have difficulty paying distributions and the tax character of any distributions is uncertain.

We generally intend to distribute substantially all of our available earnings annually by paying distributions on a monthly basis, as determined by the Board in its discretion. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions (particularly during the early stages of our operations) or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. In addition, if we enter into a credit facility or any other borrowing facility, for so long as such facility is outstanding, we anticipate that we may be required by its terms to use all payments of interest and principal that we receive from our current investments as well as any proceeds received from the sale of our current investments to repay amounts outstanding thereunder, which could adversely affect our ability to make distributions.

Furthermore, the tax treatment and characterization of our distributions may vary significantly from time to time due to the nature of our investments. The ultimate tax characterization of our distributions made during a taxable year may not finally be determined until after the end of that taxable year. We may make distributions during a taxable year that exceed our investment company taxable income and net capital gains for that taxable year. In such a situation, the amount by which our total distributions exceed investment company taxable income and net capital gains generally would be treated as a return of capital up to the amount of a shareholder’s tax basis in the shares, with any amounts exceeding such tax basis treated as a gain from the sale or exchange of such shares. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Moreover, we may pay all or a substantial portion of our distributions from borrowings or sources other than cash flow from operations in anticipation of future cash flow, which could constitute a return of shareholders’ capital and will lower such shareholders’ tax basis in our shares, which may result in increased tax liability to shareholders when they sell such shares.

An investment in our shares will have limited liquidity.

Our shares constitute illiquid investments for which there is not, and will likely not be, a secondary market at any time prior to a public offering and listing of our shares on a national securities exchange. There can be no guarantee that we will conduct a public offering and list our shares on a national securities exchange. Investment in the Company is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in the Company. Except in limited circumstances for legal or regulatory purposes, shareholders are not entitled to redeem their shares. Shareholders must be prepared to bear the economic risk of an investment in our shares for an extended period of time.

Special considerations for certain benefit plan investors.

We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” under ERISA and certain U.S. Department of Labor regulations promulgated thereunder, as modified by Section 3(42) of ERISA (the “Plan Asset Regulations”) of any “benefit plan investor”. A “benefit plan investor” (“Benefit Plan Investor”) is generally defined to include (i) “employee benefit plans” within the meaning of Section 3(3) of ERISA that are subject to Title I of ERISA, (ii) “plans” within the meaning of Section 4975 of the Code that are subject to the prohibited transaction provisions of Section 4975 of the Code (including, without limitation, “Keogh” plans and Individual Retirement Accounts), and (iii) any entity whose underlying assets are considered to include “plan assets” (within the meaning of the Plan Asset Regulations) by reason of such an employee benefit plan’s or plan’s investment in such entity (e.g., an entity of which 25% or more of the total value of any class of equity interests in the entity is held by “Benefit Plan Investors” and which does not satisfy another exception under ERISA).

If, notwithstanding our intent, the assets of the Company were deemed to be “plan assets” of any shareholder that is a Benefit Plan Investor under the Plan Asset Regulations, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company, (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code, and may have to be rescinded, (iii) our management, as well as various providers of fiduciary or other services to us (including the Manager and PGIM), and any other parties with authority or control with respect to us or our assets, may be considered fiduciaries or otherwise “parties in interest” (within the meaning of ERISA) or “disqualified persons” (within the meaning of Section 4975 of the Code) for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code, and (iv) the fiduciaries of shareholders that are Benefit Plan Investors would not be protected from co-fiduciary liability resulting from our decisions and could be in violation of certain ERISA requirements.

If a prohibited transaction occurs for which no exemption is available, the Manager, PGIM and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the Benefit Plan Investor any profit realized by the fiduciary on the transaction and (ii) reimburse the Benefit Plan Investor for any losses suffered thereby as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. The fiduciary of a Benefit Plan Investor who decides to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company, the Manager or PGIM. With respect to a Benefit Plan Investor that is an individual retirement account (an “IRA”) that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.

Shareholder approval requirements for mergers or other reorganizations.

The Independent Trustees may undertake to approve mergers or other reorganizations between the Company and certain other funds or vehicles. Any such merger or other reorganization would be subject to shareholder approval requirements under the Declaration of Trust and, if required, the 1940 Act. These mergers or other reorganizations may involve funds managed by affiliates of Prudential. The Independent Trustees may also convert the form and/or jurisdiction of organization, including to take advantage of laws that are more favorable to maintaining board control in the face of dissident shareholders.

Shareholders may experience dilution.

All distributions declared in cash payable to shareholders that are participants in our distribution reinvestment plan will generally be automatically reinvested in our Common Shares. As a result, shareholders that do not participate in our distribution reinvestment plan may experience dilution over time.

Holders of our Common Shares will not have preemptive rights to any shares we issue in the future. Our charter allows us to issue an unlimited number of Common Shares. After shareholders purchase Common Shares in this offering, the Board may elect, without shareholder approval, to:

1)	sell additional shares in this or future public offerings;
2)	issue Common Shares or interests in any of our subsidiaries in private offerings;
3)	issue Common Shares upon the exercise of the options we may grant to our independent directors or future employees; or
4)	subject to applicable law, issue Common Shares in payment of an outstanding obligation to pay fees for services rendered to us.

To the extent we issue additional Common Shares after a shareholder’s purchase, the shareholder’s percentage ownership interest in us will be diluted. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our subsidiaries.

The NAV of our shares may fluctuate significantly.

The NAV and liquidity, if any, of the market for our shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

●	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
●	loss of RIC or BDC status;
●	changes in earnings or variations in operating results;
●	changes in the value of our portfolio of investments;
●	changes in accounting guidelines governing valuation of our investments;
●	any shortfall in revenue or net income or any increase in losses from levels expected by investors;
●	departure of either of our Manager or certain of its respective key personnel;
●	general economic trends and other external factors; and
●	loss of a major funding source.

Provisions of our Declaration of Trust and bylaws could deter takeover attempts.

Pursuant to our Declaration of Trust and bylaws, as amended, the Board is divided into three classes of trustees. Each class consists, as nearly as possible, of one-third of the total number of Trustees, and each class has a three-year term. Our classified board could have the effect of making the replacement of incumbent Trustees more time consuming and difficult. Because our Trustees may be removed (i) by a majority of the remaining Trustees (or in the case of the removal of an Independent Trustee, a majority of the remaining Independent Trustees) but only for cause or (ii) upon a vote by the holders of more than fifty percent (50%) of our outstanding shares entitled to vote, with or without cause, at least two annual meetings of shareholders, instead of one, will generally be required to effect a change in a majority of the Board. Thus, our classified board could increase the likelihood that incumbent Trustees will retain their positions. The staggered terms of Trustees may delay, defer or prevent a tender offer by a third party or an attempt to change control of us or another transaction that might involve a premium price for our Common Shares that might be in the best interest of our shareholders.

Risks Related to Market Events and Regulatory Developments

The outbreak of the epidemics/pandemics could adversely affect the performance of our investments.

Certain countries have been susceptible to epidemics/pandemics, most recently COVID-19, which was designated as a pandemic by world health authorities. The outbreak of such epidemics/pandemics, together with any resulting restrictions on travel or quarantines imposed, has had and will continue to have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and thereby is expected to adversely affect the performance of the Company’s investments. Furthermore, the rapid development of epidemics/pandemics could preclude prediction as to their ultimate adverse impact on economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments.

In particular, the global outbreak of COVID-19 has disrupted global travel and supply chains and adversely impacted global commercial activity and a number of industries, such as transportation, hospitality and entertainment. The rapid development and fluidity of a pandemic precludes any prediction as to the ultimate adverse impact of pandemic, which may have impact economic and market conditions, and may lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on the performance and financial results of the Company, and the value and the liquidity of the shares.

Terrorist attacks, acts of war, global health emergencies or natural disasters may adversely affect our operations.

Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.

The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.

Russia’s military invasion of Ukraine in February 2022, the resulting responses by the United States and other countries, and the potential for wider conflict could increase volatility and uncertainty in the financial markets and adversely affect regional and global economies. The United States and other countries have imposed broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response to its invasion of Ukraine. The United States and other countries have also imposed economic sanctions on Belarus and may impose sanctions on other countries that support Russia’s military invasion. These sanctions, as well as any other economic consequences related to the invasion, such as additional sanctions, boycotts or changes in consumer or purchaser preferences or cyberattacks on governments, companies or individuals, may further decrease the value and liquidity of certain investments. To the extent that the Company has exposure to investments in countries affected by the invasion, the Company’s the ability to price, buy, sell, receive or deliver such investments may be impaired. The extent and duration of Russia’s military actions and the repercussions of such actions (including any retaliatory actions or countermeasures that may be taken by those subject to sanctions) are impossible to predict, but could result in significant market disruptions, including in the oil and natural gas markets, and may negatively affect global supply chains, inflation and global growth. These and any related events could significantly impact the Company’s performance and the value of an investment in the Company, even beyond any direct exposure the Company may have to issuers in countries affected by the invasion.

The October 7th attacks on Israel and subsequent conflicts may have a material adverse impact on us and our portfolio companies.

On October 7, 2023, Hamas (an organization which governs Gaza, and which has been designated as a terrorist organization by the United States, the United Kingdom, the European Union, Australia and other nations) committed a terrorist attack within Israel (the “October 7th Attacks”). As of the date of this Annual Report on Form 10-K, Israel and Hamas remain in active armed conflict. The ongoing conflict and rapidly evolving measures in response could have a negative impact on the economy and business activity globally, and therefore could adversely affect the performance of the Company. The severity and duration of the conflict and its future impact on global economic and market conditions (including, for example, oil prices) are impossible to predict, and as a result, present material uncertainty and risk with respect to the Company and the performance and the value of an investment in the Company, and the ability of the Company to achieve its investment objective. For example, the armed conflict may expand and may ultimately more actively involve the United States, Lebanon (and/or Hezbollah), Syria, Iran and/or other countries or terrorist organizations, any of which may exacerbate the risks described above. Similar risks exist to the extent that any portfolio company, service providers, vendor or certain other parties have material operations or assets in the Middle East, or the immediate surrounding areas. The United States has announced sanctions and other measures against Hamas-related persons and organizations in response to the October 7th Attacks, and the United States (and/or other countries) may announce further sanctions related to the ongoing conflict in the future.

We may be impacted by general global economic conditions.

The success of our investment activities could be affected by general economic and market conditions in Europe and in the rest of the world, as well as by changes in applicable laws and regulations (including laws relating to taxation of our investments), trade barriers, currency exchange controls, rate of inflation, currency depreciation, asset re-investment, resource self-sufficiency and national and international political and socioeconomic circumstances in respect of the European and other non-U.S. countries in which we may invest. These factors will affect the level and volatility of securities prices and the liquidity of the Company’s investments, which could impair our profitability or result in losses. General fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. We may maintain substantial portfolio positions that can be adversely affected by the level of volatility in the financial markets; the larger the positions, the greater the potential for loss. Declines in the performance of national economies or the credit markets in certain jurisdictions have had a negative impact on general economic and market conditions globally, and as a result, could have a material adverse effect on our business, financial condition and results of operations.

The Manager’s financial condition may be adversely affected by a significant general economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the Manager’s businesses and operations (including those of the Company), including but not limited to risks related to Russia’s invasion of Ukraine. A recession, slowdown and/or sustained downturn in the global economy (or any particular segment thereof) could have a pronounced impact on the Company and could adversely affect the Company’s profitability, impede the ability of the Company’s portfolio companies to perform under or refinance their existing obligations and impair the Company’s ability to effectively deploy its capital or realize its investments on favorable terms.

In addition, economic and political problems in a single country, including wars, are increasingly affecting other markets and economies. A continuation of this trend could adversely affect global economic conditions and world markets and, in turn, could adversely affect the Company’s performance.

Any of the foregoing events could result in substantial or total losses to the Company in respect of certain investments, which losses will likely be exacerbated by the presence of leverage in a portfolio company’s capital structure.

We may face a breach of our cyber security, which could result in adverse consequences to our operations and exposure of confidential information.

Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Prudential’s, PPC’s and their affiliates’ and the Company’s portfolio companies’ and service providers’ information and technology systems may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, or usage errors by their respective professionals or service providers. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including non-public personal information related to shareholders (and their beneficial owners) and material non-public information. Although Prudential has implemented, and portfolio companies and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Prudential, PPC and their affiliates do not control the cyber security plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to Prudential, PPC and their affiliates, the Company, the shareholders and/or a portfolio company, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in Prudential’s, PPC’s and their affiliates’, the Company’s and/or a portfolio company’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to shareholders (and their beneficial owners), material non-public information and the intellectual property and trade secrets and other sensitive information of Prudential, PPC and their affiliates and/or portfolio companies. Prudential, PPC, and their affiliates, the Company and/or a portfolio company could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, and other events that may affect their business and financial performance.

Force Majeure events may adversely affect our operations.

The Company may be affected by force majeure events (e.g., acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, nationalization of industry and labor strikes). Force majeure events could adversely affect the ability of the Company or a counterparty to perform its obligations. The liability and cost arising out of a failure to perform obligations as a result of a force majeure event could be considerable and could be borne by the Company. Certain force majeure events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting the Company. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control, could result in a loss to the Company if an investment is affected, and any compensation provided by the relevant government may not be adequate.

OFAC, FCPA and Anti-Bribery Considerations

Economic sanction laws in the United States and other jurisdictions may prohibit Prudential, PGIM, their affiliates and the Company from transacting with or in certain jurisdictions and with certain individuals and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, Executive Orders and regulations establishing U.S. economic and trade sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. In addition, certain programs administered by OFAC prohibit dealing with individuals or entities in certain countries regardless of whether such individuals or entities appear on the lists maintained by OFAC. These types of sanctions may significantly restrict or completely prohibit the Company’s investment activities in certain countries.

In certain jurisdictions, there is generally a greater acceptance than in the United States of government involvement in commercial activities, and of corruption. Prudential, PGIM, their affiliates and the Company are committed to complying with the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and other anti-corruption laws and regulations, as well as anti-boycott regulations, to which they are subject. As a result, the Company may be adversely affected because of its unwillingness to participate in transactions that violate such laws or regulations. Such laws and regulations may make it difficult in certain circumstances for the Company to act successfully on investment opportunities and for portfolio companies to obtain or retain business.

The current period of capital markets disruption and economic uncertainty may make it difficult to obtain indebtedness and any failure to do so could have a material adverse effect on our business, financial condition or results of operations.

Current market conditions may make it difficult to obtain indebtedness and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently expect to experience, including being at a higher cost in rising rate environments. If we are unable to raise debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make commitments for portfolio investments. An inability to obtain indebtedness could have a material adverse effect on our business, financial condition or results of operations.

We may not be able to obtain all required state licenses or in any other jurisdiction where they may be required in the future.

We may be required to obtain various state licenses in order to, among other things, originate commercial loans, and may be required to obtain similar licenses from other authorities, including outside of the United States, in the future in connection with one or more investments. Applying for and obtaining required licenses can be costly and take several months. There is no assurance that we will obtain all of the licenses that we need on a timely basis. Furthermore, we will be subject to various information and other requirements in order to obtain and maintain these licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses might restrict investment options and have other adverse consequences.

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to ESG activities. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business. While PPC’s investment teams are provided with information on ESG factors, and take ESG risks into account when making an investment decision, such ESG risks would not by themselves prevent PPC from making any investment. Instead, ESG factors form part of the overall risk management processes, and are one of many risks which may, depending on the specific investment opportunity, be relevant to a determination of risk. See “Part I. – Item 1. Business – Other Investments and Strategies—ESG Integration.”

Compliance with the SEC’s Regulation Best Interest may negatively impact our ability to raise capital in this offering, which would harm our ability to achieve our investment objectives.

Broker-dealers must comply with Regulation Best Interest, which, among other requirements, enhances the existing standard of conduct for broker- dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on broker-dealers participating in our offering cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend this offering to retail customers. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonable alternatives in the best interests of their clients. Reasonable alternatives to the Company, such as listed entities, exist and may have lower expenses, less complexity and/or lower investment risk than the Company. Certain investments in listed entities may involve lower or no commissions at the time of initial purchase. Under Regulation Best Interest, broker-dealers participating in the offering must consider such alternatives in the best interests of their clients. If Regulation Best Interest reduces our ability to raise capital in this offering, it would harm our ability to create a diversified portfolio of investments and achieve our investment objectives and would result in our fixed operating costs representing a larger percentage of our gross income.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We rely on Prudential, of which both the Manager and Subadviser are subsidiaries, for assessing, identifying and managing material risks to our business from cybersecurity threats. Below are details Prudential has provided to us regarding its cybersecurity program that are relevant to us.

Because of the size and scope of Prudential’s business, Prudential, the Manager, their affiliates and the Company are subject to numerous and evolving cybersecurity risks, any of which, if it materializes, could affect our business strategy, results of operations, or financial condition. See “Item 1A. Risk Factors—Risks Related to Market Events and Regulatory Developments—We may face a breach of our cyber security, which could result in adverse consequences to our operations and exposure of confidential information” for a discussion of such risks.

Cybersecurity risk management is integrated within Prudential’s risk management framework. Prudential conducts risk identification through several processes at the business unit, corporate, senior management, and board levels. This framework includes escalation points to Prudential’s risk committees, allowing cyber risk and control matters to be elevated to Prudential’s board of directors or its audit committee for oversight.

In order to respond to the threat of security breaches and cyber-attacks, Prudential has developed an information security program designed to protect and preserve the confidentiality, integrity, and continued availability of information owned by, or in the care of, Prudential, including information related to the Company’s operations and investments. This information security program provides for the coordination of various corporate functions and governance groups, including global technology, risk, legal, compliance and corporate audit, and serves as a framework for the execution of responsibilities across businesses and operational roles. Among other things, the information security program establishes security standards for Prudential’s, the Manager’s, their affiliates’ and the Company’s technological resources and includes training for employees, contractors and third parties. Employees of Prudential, as well as employees of the Manager and Subadviser, with access to Prudential’s or its affiliates’ systems are subject to comprehensive annual training on responsible information security, data security, and cybersecurity practices and how to protect data against cyber threats.

As part of the information security program, Prudential conducts periodic exercises with independent outside advisers to assess the effectiveness of its program and it internal response preparedness. Prudential regularly engages with the broader security community and monitors cyber threat information.

To address risks associated with third-parties, Prudential has established an enterprise-wide Third-Party Risk Management Program. This program’s features include, among other things, identifying, assessing and managing cybersecurity risks throughout the life of our third-party relationships.

Prudential also maintains an incident response plan, which specifies escalation and evaluation processes for cyber events. This plan is executed in close coordination with Prudential’s corporate functions, including a dedicated cyber and privacy law function, external affairs, and risk management, and is designed to ensure, among other things, appropriate and timely reporting and disclosure.

During the period covered by this Annual Report, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. See “Item 1A. Risk Factors—Risks Related to Market Events and Regulatory Developments—We may face a breach of our cyber security, which could result in adverse consequences to our operations and exposure of confidential information” for a discussion of risks related to cybersecurity.

Governance

Prudential’s information security program is overseen by its Chief Information Security Officer (“CISO”) and Information Security Office, as well as the Chief Information Officer (“CIO”), Stacey Goodman. Each of Prudential, the Manager, their affiliates and the Company believes that Prudential’s employees and the employees of the Manager, Subadviser and their affiliates who provide services to the Company, respectively, responsible for managing cybersecurity risk have the skills and knowledge to assess and manage material risks from cybersecurity threats, and their qualifications include degrees and certifications typical for cybersecurity professionals. Prudential expects these employees to, among other things, understand computer systems, networks, and security technologies and be proficient in a variety of security tools and techniques, including intrusion detection, malware analysis and penetration testing. Prudential’s CISO has served in various roles in information technology and information security for over 25 years, including serving as the head of information technology risk at two large public companies. Prudential’s CISO holds a graduate degree in technology management and has attained the professional certifications of Certified Information Systems Security Professional and Certified Information Privacy Professional. Ms. Goodman, our CIO, was elected Executive Vice President and Chief Information Officer of Prudential Financial and Prudential Insurance Company of America in July 2019. Previously, she served as the Chief Information Officer at Freddie Mac, where she was responsible for the technology division, and served as a member of the Senior Operating Committee. Prior to Freddie Mac, Ms. Goodman was Executive Vice President and Chief Information and Operations Officer for CIT Group, Inc., where she was a member of the Executive Management Committee. Previously, Ms. Goodman was the Divisional Chief Information Officer of Global Technology and Operations at Bank of America. She also held global leadership positions at UBS and PaineWebber. Ms. Goodman began her career at Salomon Brothers.

The Board is responsible for understanding the primary risks to our business. The Board is responsible for reviewing periodically our and the Manager’s and the Subadviser’s information technology security controls and related compliance matters, with the Company’s management. The Board receives periodic updates from Prudential’s CISO, CIO and/or Operational Risk Management, or their designees, throughout the year. At least annually, the Board, or a committee thereof, also receives updates on cybersecurity matters, including risks facing the Company, the Manager and the Subadviser and, as applicable, certain incidents. In addition to such periodic updates, the Board or a committee thereof may receive updates from management as to our and the Manager’s cybersecurity risks and Prudential cybersecurity program developments.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. Our corporate headquarters are located at 655 Broad Street, Newark, New Jersey, 07102 and are provided by the Manager in accordance with the terms of our Management Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Share Issuances

The offering consists of three classes of Common Shares: Class I Shares, Class S Shares and Class D Shares. The share classes have different ongoing shareholder servicing and/or distribution fees. Other than the differences in ongoing shareholder servicing fees, each class of Common Shares has the same economics and voting rights. Our Common Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our Common Shares.

Net Asset Value

We expect to determine our NAV for each class of shares each month as of the last business day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made. The following table presents our monthly NAV per share for each of the classes of shares since our inception through December 31, 2023.

	NAV Per Share
For the Months Ended	Class I	Class S*	Class D*
December 2022	$25.09	$—	$—
January 2023	25.31	—	—
February 2023	25.46	—	—
March 2023	25.61	—	—
April 2023	25.75	—	—
May 2023	25.98	—	—
June 2023	26.20	—	—
July 2023	26.43	26.42	26.43
August 2023	26.68	26.65	26.68
September 2023	26.92	26.87	26.91
October 2023	27.17	27.10	27.16
November 2023	27.18	27.32	27.39
December 2023	24.68	25.13	25.13
*	Class S and Class D Shares commenced operations on July 3, 2023.

Distributions

The Board authorizes and declares a monthly distribution amount per Common Share, payable monthly in arrears. The following tables summarize our distributions declared and payable for the year ended December 31, 2023 (dollars in thousands except per share amounts) by share class:

			Class I
				Aggregate Distribution
Declaration Date	Record Date	Payment Date	Distribution Per Share	Amount
November 27, 2023	November 30, 2023	December 20, 2023	$0.22500	$964
December 22, 2023	December 29, 2023	January 20, 2024	$0.22500	$973
December 22, 2023	December 29, 2023	January 20, 2024	$2.57225	$11,118	(1)

			Class S
				Aggregate Distribution
Declaration Date	Record Date	Payment Date	Distribution Per Share	Amount
December 22, 2023	December 29, 2023	January 20, 2024	$0.20680	$—	*
December 22, 2023	December 29, 2023	January 20, 2024	$2.26391	$1	(1)

			Class D
				Aggregate Distribution
Declaration Date	Record Date	Payment Date	Distribution Per Share	Amount
December 22, 2023	December 29, 2023	January 20, 2024	$0.22100	$—	*
December 22, 2023	December 29, 2023	January 20, 2024	$2.32949	$1	(1)
(1)	Represents a special distribution.
*	Less than $500

Distribution and Servicing Plan

The following table shows the shareholder servicing and/or distribution fees we pay the Intermediary Manager with respect to the Class I, Class S and Class D on an annualized basis as a percentage of our NAV for such class. The shareholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

Shareholder Servicing
and/or Distribution Fee
as a % of NAV
Class I Shares	None
Class S Shares	0.85%
Class D Shares	0.25%

Subject to FINRA and other limitations on underwriting compensation, we will pay a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV for the Class S Shares and a shareholder servicing and/or distribution fee equal to 0.25% per annum of the aggregate NAV for the Class D Shares, in each case, payable monthly.

The shareholder servicing and/or distribution fees will be paid monthly in arrears. The shareholder servicing and/or distribution fees are similar to sales commissions. The distribution and servicing expenses borne by the participating brokers may be different from and substantially less than the amount of shareholder servicing and/ or distribution fees charged. The Intermediary Manager will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S Shares and Class D Shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under our distribution reinvestment plan.

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D Shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Intermediary Manager will waive the shareholder servicing and/or distribution fee that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board on behalf of our shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places. The following table reflects the share issued pursuant to the dividend reinvestment plan for the year ended December 31, 2023:

			Class I
Declaration Date	Record Date	Payment Date	Shares Issued
November 27, 2023	November 30, 2023	December 20, 2023	35,487

As of December 31, 2023, no Common Shares were issued pursuant to the distribution reinvestment plan for the Class S and Class D.

Holders

As of March 25, 2024 there were 3 holders of record of our Class I Shares, 1 holder of record of our Class S Shares, and 1 holder of record of our Class D Shares.

Share Repurchase

Beginning in the first quarter of 2024, the Company expects to provide liquidity through a quarterly repurchase program pursuant to which it will offer to repurchase, in each quarter, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and Section 23(c) of the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares. Any repurchases of the Manager’s and affiliate shares will be on the same terms and subject to the same limitations as other shareholders.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be subject to the Early Repurchase Deduction. The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

During the period from December 13, 2022 (commencement of operations) through December 31, 2023, no shares were repurchased because the Company has not commenced its share repurchase program. The Company expects to commence the repurchase program during the first quarter of 2024.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with “Part II, Item 8. Financial Statements.” This discussion contains forward-looking statements, which relate to future events, our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Annual Report on Form 10-K, “Risk Factors.”

Overview and Investment Framework

We are a newly organized, externally managed, non-diversified closed-end management investment company with limited operating history that has elected to be regulated as a BDC under the 1940 Act effective May 5, 2023. Formed as a Delaware statutory trust on March 21, 2022, we are externally managed by the Manager. The Manager has delegated to the Subadviser responsibility for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. The Company commenced its operations on December 13, 2022. The Company also intends to elect to be treated, and qualify annually, as a RIC under the Code commencing with its initial taxable year ended December 31, 2023.

The Company’s investment objective is to seek to generate current income and, to a lesser extent, long-term capital appreciation. The Company seeks to meet its investment objective by investing primarily in privately placed floating rate leveraged (below investment grade) debt, including, but not limited to, senior secured, first lien, debt issuances in middle market companies primarily in the United States, as well as up to 30% of its total assets in investments in other countries (primarily Canada, Europe, Australia and Latin America) by utilizing the experience and expertise that PPC has in managing a portfolio of direct lending investments, since 2000. Emphasis will be placed on companies with value-added businesses in narrowly defined and defensive market sectors, and with the exception of collateral-backed transactions, companies capable of healthy free cash flow generation. PPC also looks for strong management teams with demonstrated track records and significant personal economic stakes in their companies’ success.

Utilizing this strategy, the Company intends to structure its investments seeking meaningful contractual debt repayment and risk reduction features, typically first- priority senior secured ranking in the capital structure, and maintenance covenant(s) and terms protections. The Company will have a limited basket for second lien loans focused on transactions with true collateral coverage, expected to be no more than 20% of total invested capital in senior secured second and third lien loans, and unsecured loans. To manage its liquidity needs, from time to time the Company also intends to invest a portion of its assets in liquid assets, including cash and cash equivalents, liquid fixed-income securities and other credit instruments.

Key Components of Our Results of Operations

Investments

Under normal circumstances, the Company intends to invest at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit investments. The Company considers private credit investment to include loans, bonds and other credit instruments that are issued in private offerings or issued by private companies. Under normal circumstances, it is expected that the Company will primarily be invested in privately originated and privately negotiated direct lending investments to U.S. middle market companies through (i) first lien senior secured loans (including club deals by a small group of investment firms), and (ii) with not more than 20% of total invested capital in senior secured second and third lien loans, and unsecured loans.

The Company primarily seeks investments in middle market companies predominantly located in the United States, as well as up to 30% of its total assets in investments in other countries (primarily Canada, Europe, Australia, and Latin America).

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

Expenses

Except as specifically provided below, all investment professionals and staff of the Manager and the Subadviser, when and to the extent engaged in providing investment advisory services and subadvisory services to the Company and the base compensation, bonus and benefits, of such personnel allocable to such services, will be provided and paid for by the Manager or Subadviser, as applicable.

In connection with its management of the corporate affairs of the Company, the Manager bears the following expenses, among others: (i) the salaries and expenses of all employees of the Company and the Manager, except the fees and expenses of Trustees who are not “affiliated persons” of the Manager or any subadviser within the meaning of the 1940 Act; (ii) all expenses incurred by the Manager in connection with managing the ordinary course of the Company’s business, other than those assumed by the Company in the Management Agreement; (iii) rent or depreciation, utilities, capital equipment or other administrative items of the Manager or its affiliates; and (iv) the fees, costs and expenses payable to a subadviser pursuant to a subadvisory agreement.

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

Expense Limitation and Reimbursement Agreement

We have entered into an expense limitation and reimbursement agreement with the Manager (the “Expense Limitation and Reimbursement Agreement”). For additional information see “Part II, Item 8. Financial Statements — Notes to Financial Statements—Note 3. Management Agreement and Transactions with Affiliates.”

Portfolio and Investment Activity

For the year ended December 31, 2023, we acquired $106.4 million aggregate principal amount of investments (including $13.5 million of unfunded commitments), all of which was first lien debt.

For the period from December 13, 2022 (commencement of operations) through December 31, 2022, we acquired $10.5 million aggregate principal amount of investments (including $1.7 million of unfunded commitments), all of which was first lien debt.

Our portfolio and investment activity for the year ended December 31, 2023 and for the period from December 13, 2022 (commencement of operations) through December 31, 2022 are presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

		For the period from December 13, 2022
	For the year ended	(commencement of operations) through
	December 31, 2023	December 31, 2022
Investments:
Total Investments, beginning of period	$8,486	$—
Purchase of investments	98,912	8,484
Proceeds from principal repayment of investments	(7,331)	—
Amortization or accretion of discount on investments	519	2
Net realized gain (loss) on investments	2	—
Total investments, end of period	$100,588	$8,486

Number of Portfolio Companies	33	3

The weighted average yields of our investments as of December 31, 2023 and for the period from December 13, 2022 (commencement of operations) through December 31, 2022 were as follows:

		For the period
		from December 13, 2022
	For the year ended	(commencement of operations) through
	December 31, 2023	December 31, 2022
Weighted average yield on debt and income producing investments, at cost (1)	12.85%	11.94%
Weighted average yield on debt and income producing investments, at fair value (1) (2)	12.80%	11.94%
Percentage of debt investments bearing a floating rate (2)	100.0%	100.0%
Percentage of debt investments bearing a fixed rate (2)	0.0%	0.0%
(1)	Computed as (a) effective interest rates as of each respective date plus the annual accretion of discounts or less the annual amortization of premiums, as applicable, on accruing debt included in such securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)	Measured on a fair value basis and excludes investments on non-accrual status, if any.

Our investments as of December 31, 2023 and for the period from December 13, 2022 (commencement of operations) through December 31, 2022 consisted of the following (dollar amounts in thousands):

	For the year ended December 31, 2023
			Percentage of
			Total Investments
	Cost	Fair value	at Fair Value
First Lien Debt	$100,588	$101,019	100.00%
Total	$100,588	$101,019	100.00%

Largest portfolio company investment	$6,991	$7,032	6.96%
Average portfolio company investment	$3,048	$3,061	3.03%

	For the period from December 13, 2022
	(commencement of operations) through December 31, 2022
			Percentage of
			Total Investments
	Cost	Fair value	at Fair Value
First Lien Debt	$8,486	$8,486	100.00%
Total	$8,486	$8,486	100.00%

Largest portfolio company investment	$5,445	$5,445	64.16%
Average portfolio company investment	$2,829	$2,829	33.33%

Results of Operations

Operating results for the years ended December 31, 2023 and for the period from December 13, 2022 (commencement of operations) through December 31, 2022 were as follows (dollar amounts in thousands):

			For the period from
			December 13, 2022
	For the Year Ended		(commencement of operations) through
	December 31, 2023		December 31, 2022
Investment income
From non-affiliated investments:
Interest income	$8,558		$45
Dividend income	1,299		—
Fee income	108		—
Total investment income	9,965		45

Expenses
Professional fees	2,235		50
Income based incentive fees	608		—
Management fees	485		—
Custodian and accounting fees	200		22
Trustees’ fees	176		—
Transfer agent’s fees and expenses (including affiliated expense of $2)	161		—
Interest expense	140		—
Pricing fees	105		—
Servicing and distribution fees	—	(*)	—
Shareholders’ reports	105		—
Other general & administrative	146		20
Total expenses	4,361		92
Expense reimbursement	(2,708)		(89)
Incentive fees waived	(608)		—
Management fees waived	(485)		—
Net expenses	560		3
Net Investment Income (loss)	9,405		42

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-affiliated investments transactions	2		—
Forward foreign currency contracts transactions	61		—
Foreign currency transactions	(17)		—
Net realized gain (loss)	46		—
Net change in unrealized appreciation (depreciation):
Non-affiliated investments	431		—
Forward foreign currency contracts	(282)		—
Foreign currency	2		—
Net change in unrealized appreciation (depreciation)	151		—
Net realized and unrealized gain (loss)	197		—
Net increase (decrease) in net assets resulting from operations	$9,602		$42

(*)Less than $500

Investment Income

For the year ended December 31, 2023, investment income was $10.0 million, all of which was attributable to interest and fees on our debt investments, dividend income and fee income. The increase in investment income from December 13, 2022 (commencement of operations) through December 31, 2022 was primarily due to an increase of $106.4 million aggregate principal amount of new investments acquired during the year.

For the period from December 13, 2022 (commencement of operations) through December 31, 2022, investment income was $45 thousand, all of which was attributable to interest and fees on our debt investments.

Expenses

Total expenses before expense reimbursement and incentive and management fee waivers for the year ended December 31, 2023 were $4.4 million, consisting primarily of professional fees, income based incentive fees, management fees, custodian and accounting fees, trustees’ fees, transfer agent’s fees and expenses, interest expense, pricing fees, shareholder’s reports and other general and administrative fees. The increase in total expenses from December 13, 2022 (commencement of operations) through December 31, 2022 was primarily related to an increase in professional, management and incentive fees due to an increased cost of servicing a larger investment portfolio.

Total expenses before expense reimbursement for the period from December 13, 2022 (commencement of operations) through December 31, 2022 were $92 thousand, consisting primarily of custodian and accounting fees, audit fees, and other general and administrative fees.

The expense reimbursement amount represents the amount of expenses waived by the Manager in accordance with the Expense Limitation and Reimbursement Agreement.

For the year ended December 31, 2023, the Company accrued income based incentive fees of $608 thousand, all of which were subject to waiver by the Manager. For the period from December 13, 2022 (commencement of operations) through December 31, 2022, the Company did not accrue any incentive fees.

For the year ended December 31, 2023, the Company accrued management fees of $485 thousand, all of which were subject to waiver by the Manager. For the period from December 13, 2022 (commencement of operations) through December 31, 2022, the Company did not accrue any management fees.

Income Taxes, Including Excise Taxes

The Company intends to elect to be treated as a RIC under the Code commencing with the taxable year ended December 31, 2023. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long- term capital losses and (ii) its net tax-exempt income. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s shareholders and would not be reflected in the financial statements of the Company.

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed.

For the year ended December 31, 2023, the Company did not incur any excise tax expense.

Net realized gain (loss) and Net change in unrealized appreciation (depreciation)

For the year ended December 31, 2023, the Company reported realized losses from foreign currency transactions of $(17) thousand. For the year ended December 31, 2023, the Company reported realized gains from forward currency contracts of $61 thousand. For the year ended December 31, 2023, the Company reported realized gains from non-affiliated investments transactions of $2 thousand.

For the year ended December 31, 2023, the Company reported unrealized appreciation from foreign currency of $2 thousand. For the year ended December 31, 2023, the Company reported unrealized depreciation from forward foreign currency contracts of $(282) thousand. For the year ended December 31, 2023, the Company reported unrealized appreciation from non-affiliated investments transactions of $431 thousand.

For the period from December 13, 2022 (commencement of operations) through December 31, 2022, the Company did not report realized gains (losses) from foreign currency transactions and forward currency contracts.

The Company did not record a net change in unrealized appreciation (depreciation) for the period from December 13, 2022 (commencement of operations) through December 31, 2022.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are generated primarily through the net proceeds of our offering of the Company’s Common Shares, any financing arrangements we may enter into in the future, and cash flows from operations, including investments sales and repayments and income earned from investments and cash equivalents. The primary uses of cash have been investments in portfolio companies and other general corporate purposes.

Our primary uses of cash are expected to be for investments in portfolio companies and other investments, distributions to our shareholders, for operational costs such as paying management and incentive fees, custodian and accounting fees and for the cost of any borrowings or financing arrangements.

On October 30, 2023 (the “Closing Date”), the Company entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) with Sumitomo Mitsui Banking Corporation.

The Revolving Credit Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. The stated interest rate on the Revolving Credit Facility is determined pursuant to a formula-based calculation based on the gross borrowing base at the time, resulting in a stated interest rate, depending on the type of borrowing, of either (a) Term SOFR plus a 10 basis point credit spread adjustment and an applicable margin equal to 2.125% per annum or 2.25% per annum, or (b) Alternate Base Rate plus a 10 basis point credit spread adjustment and an applicable margin equal to 1.125% per annum or 1.25% per annum in respect of USD borrowings and comparable rates in respect of non-USD borrowings.

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

The Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to Common Shares if asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On November 8, 2022, the Company’s sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. In addition, while any senior securities remain outstanding, the Company will be required to make provisions to prohibit any dividend distribution to shareholders or the repurchase of such securities or shares unless the Company meets the applicable asset coverage ratios at the time of the dividend distribution or repurchase. The Company also may be permitted to borrow amounts up to 5% of the value of the total assets for temporary or emergency purposes, which borrowings would not be considered senior securities. As of December 31, 2023, there was no borrowing on the Credit Facility.

Pursuant to an Expense Limitation and Reimbursement Agreement, for three years from May 5, 2023, the effective date of the Company’s registration statement (the “ELRA Period”), the Manager has contractually agreed to waive its fees and/or reimburse expenses of the Company so that the Company’s Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). The Company has agreed to repay these amounts, when and if requested by the Manager, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Manager waived or reimbursed such fees or expenses. This arrangement cannot be terminated without the consent of the Company’s Board prior to the end of the ELRA Period. “Specified Expenses” includes all expenses incurred in the business of the Company, including organizational and offering costs (excluding the organizational and offering expenses relating to the initial sale of Class I, Class S and Class D Common Shares), with the following exceptions: (i) the management fee, (ii) the incentive fee, (iii) the shareholder servicing and/or distribution fee, (iv) brokerage costs or other investment-related out-of-pocket expenses, (v) dividend/ interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vi) taxes, and (vii) extraordinary expenses (as determined in the sole discretion of the Manager). Prior to the Company’s election of BDC status, the Manager agreed to voluntarily enact the above-described expense limitation.

As of December 31, 2023, we had $16.3 million in cash and cash equivalents, including foreign currency. During that period, cash used in operating activities was $83.1 million, primarily as a result of purchasing portfolio investments of $98.9 million, partially offset by proceeds from repayment of investments of $7.3 million. Cash provided by financing activities was $96.2 million, primarily as a result of proceeds from issuance of Common Shares.

As of December 31, 2022, we had $3.2 million in cash and cash equivalents. During that period, cash used in operating activities was $8.5 million, primarily as a result of purchasing portfolio investments of $8.5 million. Cash provided by financing activities was $11.7 million, primarily as a result of proceeds from issuance of Common Shares.

Equity

The following table summarizes transactions with respect to shares of the Company’s Common Shares during the year ended December 31, 2023 (dollars in thousands except share amounts):

	December 31, 2023
	Class I		Class S		Class D
	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	3,818,777	$97,425	382	$10	382	$10
Shares/gross proceeds from the private placements	—	—	—	—	—	—
Share transfers between classes	—	—	—	—	—	—
Reinvestment of distribution	35,487	964	—	—	—	—
Repurchased shares	—	—	—	—	—	—
Net Increase (decrease)	3,854,264	$98,389	382	$10	382	$10

Distributions

The following tables summarize our distributions declared and payable for the year ended December 31, 2023 (dollars in thousands except per share amounts) by share class:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
November 27, 2023	November 30, 2023	December 20, 2023	$0.22500	$964
December 22, 2023	December 29, 2023	January 20, 2024	$0.22500	$973
December 22, 2023	December 29, 2023	January 20, 2024	$2.57225	$11,118	(1)

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
December 22, 2023	December 29, 2023	January 20, 2024	$0.20680	$—	*
December 22, 2023	December 29, 2023	January 20, 2024	$2.26391	$1	(1)

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
December 22, 2023	December 29, 2023	January 20, 2024	$0.22100	$—	*
December 22, 2023	December 29, 2023	January 20, 2024	$2.32949	$1	(1)

(1)Represents a special distribution.

*Less than $500

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board on behalf of our shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places. The following table reflects the share issued pursuant to the dividend reinvestment plan for the year ended December 31, 2023:

			Class I
Declaration Date	Record Date	Payment Date	Shares Issued
November 27, 2023	November 30, 2023	December 20, 2023	35,487

As of December 31, 2023, no Common Shares were issued pursuant to the distribution reinvestment plan for the Class S and Class D.

Share Repurchase Program

Beginning in the first quarter of 2024, the Company expects to provide liquidity through a quarterly repurchase program pursuant to which it will offer to repurchase, in each quarter, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and Section 23(c) of the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares. Any repurchases of the Manager’s and affiliate shares will be on the same terms and subject to the same limitations as other shareholders.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be subject to the Early Repurchase Deduction. The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

During the period from December 13, 2022 (commencement of operations) through December 31, 2023, no shares were repurchased because the Company has not commenced its share repurchase program. The Company expects to commence the repurchase program during the first quarter of 2024.

Critical Accounting Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. The Company considers the most significant accounting policies to be those related to our Valuation of Portfolio Investments, are described below. The critical accounting policies and estimates should be read in conjunction with our financial statements and related notes in Part II, Item 8, as well as with our “Risk Factors” in Part I, Item 1A of this Annual Report Form 10-K.

The Company values its investments in accordance with FASB ASC 820, Fair Value Measurements (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. The Company is required to report its investments for which current market values are not readily available at fair value. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a readily available market for these investments existed, and these differences could be material. See “Part II - Item 8. Financial Statements - Note 5. Fair Value Measurements.”

The Company’s Board of Trustees (the “Board”) has adopted valuation procedures for security valuation under which fair valuation responsibilities have been delegated to PGIM Investments LLC (“PGIM Investments,” the “Manager” or the “Valuation Designee”). Pursuant to the Board’s delegation, the Valuation Designee has established a valuation committee responsible for supervising the fair valuation of portfolio securities and other assets and liabilities. The valuation procedures permit the Company to utilize independent valuation advisor services.

The Valuation Designee will use reliable market quotations to value the Company’s investments when such market quotations are readily available. Debt and equity securities that are not publicly traded or whose market price is not readily available or whose market quotations are not deemed to represent fair value are valued at fair value as determined in good faith by or under the direction of the Valuation Designee. Market quotations may be deemed not to represent fair value in certain circumstances where the Valuation Designee reasonably believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotes not to reflect the fair value of the security.

If and when market quotations are deemed not to represent fair value, the Company typically utilizes independent third party valuation firms to assist in determining fair value. Accordingly, such investments go through a multi-step valuation process as described below. The Valuation Designee may engage one or more independent valuation firms based on a review of each firm’s expertise and relevant experience in valuing certain securities. In each case, independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such Level 3 categorized assets.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, the Valuation Designee, subject to oversight by the Company’s Board, has approved a multi-step valuation process each month, as described below:

●	Valuation process begins with each portfolio company or investment being initially valued at cost. For Level 3 investments, the cost (purchase price adjusted for accreted original issue discount/amortized premium) or any recent comparable trade activity on the security investment shall be considered to reasonably approximate the fair value of the investment, provided that no material change has since occurred in the issuer’s business, significant inputs or the relevant environment.
●	The Valuation Designee discusses valuations and determines in good faith the fair value of each investment in the portfolio based in part on information from an independent valuation firm that is provided on a monthly basis in conjunction with the determination of the Net Asset Value (“NAV”) per share each month.
●	Valuation conclusions are discussed with and documented by the Valuation Designee, including whether a significant observable change has occurred since the most recent month-end with respect to an investment that requires an adjustment from the most recent monthly valuation.
●	The Board reviews valuations approved by the Valuation Designee at least quarterly.

As part of the Company’s valuation process, the Valuation Designee will take into account relevant factors in determining the fair value of the Company’s investments without market quotations, many of which are loans, including and in combination, as relevant: (i) the estimated enterprise value of a portfolio company, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, (v) a comparison of the portfolio company’s securities to any similar publicly traded securities, and (vi) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. The determinations of fair value may differ materially from the values that would have been used if a readily available market for these non-traded securities existed. Due to this uncertainty, fair value determinations may cause NAV on a given date to materially differ from the value that may ultimately realize upon the sale of one or more of the investments.

The Board reviews the valuations of portfolio investments quarterly and, no less frequently than annually, the adequacy of policies and procedures regarding valuations and the effectiveness of their implementation.

The Company’s accounting policy on the fair value of our investments is critical because the determination of fair value involves subjective judgments and estimates. Due to the inherent uncertainty of determining fair value measurements, the fair values of our investments may differ from the amounts that we ultimately realize or collect from sales or maturities of our investments, and the differences could be material.

Recent Developments

The Company’s management evaluated recent developments through the date of issuance of the financial statements. There have been no recent developments that occurred during such period that would require disclosure in this report, except as discussed below.

On January 24, 2024, the Company declared a distribution of $0.22500 per Class I Share, $0.20680 per Class S Share, and $0.22100 per Class D Share which was paid on February 27, 2024 to shareholders of record as of January 31, 2024.

On February 23, 2024, the Company declared a distribution of $0.22500 per Class I Share, $0.20680 per Class S Share, and $0.22100 per Class D Share which is payable on March 27, 2024 to shareholders of record as of February 29, 2024.

On March 22, 2024, the Company declared a distribution of $0.22500 per Class I Share, $0.20680 per Class S Share, and $0.22100 per Class D Share which is payable on April 26, 2024 to shareholders of record as of March 28, 2024.

On February 23, 2024, the Manager contractually agreed to waive its management fees and incentive fees in their entirety through December 31, 2024. The Manager previously contractually agreed to waive its management fees and incentive fees in their entirety for one year from May 5, 2023, the effective date of the Company’s registration statement. The Manager pays a portion of the management fees and incentive fees it receives from the Company to the Subadviser. No advisory fees are paid by the Company directly to the Subadviser. The Subadviser has also contractually agreed to waive its portion of the management fees and incentive fees in their entirety through December 31, 2024 and previously contractually agreed to waive its management fees and incentive fees in their entirety for one year from May 5, 2023, the effective date of the Company’s registration statement.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We are subject to financial market risks, including valuation risk, interest rate risk and currency risk.

Valuation Risk

We plan to invest primarily in illiquid debt securities of private companies. Securities that are not publicly traded or for which market prices are not readily available will be valued at fair value as determined in good faith pursuant to procedures adopted by the Manager, as valuation designee pursuant to Rule 2a-5 under the 1940 Act, and under the oversight of the Board, based on, among other things, the input of the Manager, the Subadviser and independent third-party valuation firms engaged at the direction of the Valuation Designee to review the Company’s investments. The Board will review and determine, or (subject to the Board’s oversight) delegate to the Valuation Designee to determine, the fair value of each of the Company’s investments and NAV per share each month. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

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

Based on our Statement of Assets and Liabilities as of December 31, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$3,099	$—	$3,099
Up 200 basis points	2,066	—	2,066
Up 100 basis points	1,033	—	1,033
Down 100 basis points	(1,033)	—	(1,033)
Down 200 basis points	(2,066)	—	(2,066)

Currency Risk

We expect to hedge most of the risk of foreign currency fluctuations on the non-U.S. cash receipts that would flow from our non-U.S. investments, including by funding such investments with borrowings denominated in the relevant foreign currency or through other hedging techniques (including the use of foreign currency forward contracts or swaps), subject to the requirements of the 1940 Act. A foreign currency forward contract is an obligation to buy or sell a given currency on a future date and at a set price or to make or receive a cash payment based on the value of a given currency at a future date. Delivery of the underlying currency is expected, the terms are individually negotiated, the counterparty is not a clearing corporation or an exchange, and payment on the contract is made upon delivery, rather than daily. There is uncertainty regarding the timing and amounts of those future cash flows, and the Company’s strategies for hedging transactions are subject to inherent imperfections. As such, the full risk of currency fluctuations will not be eliminated and the Company may be exposed to additional risk of loss. There can be no guarantee that instruments suitable for hedging in market shifts will be available at the time when the Company wishes to use them. Certain of the Company’s hedging transactions may be undertaken through brokers, banks or other organizations, and the Company will be subject to risk of default or insolvency of such counterparties. In such event, there can be no assurance that any money advanced to or obligations from these counterparties would be repaid or that the Company would have any recourse in the event of default. Further, hedging transactions may reduce cash available to pay distributions to our shareholders.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of PGIM Private Credit Fund

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of PGIM Private Credit Fund (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in net assets and cash flows for the year ended December 31, 2023 and the period from December 13, 2022 (commencement of operations) to December 31, 2022, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2023 and the period from December 13, 2022 (commencement of operations) through December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2023 and 2022 by correspondence with the custodian and agent banks. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

New York, New York

March 25, 2024

We have served as the Company’s auditor since 2022.

PGIM Private Credit Fund

Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Investments at fair value
Non-affiliated investments (cost of $100,588 and $8,486, respectively)(1)	$101,019	$8,486
Cash and cash equivalents	16,079	3,218
Foreign currency, at value (cost $197 and $0, respectively)	199	—
Interest receivable from non-affiliated investments	584	43
Deferred financing costs	1,159	—
Receivable for investments sold	21	—
Due from Manager	1,273	89
Other assets	40	1
Total assets	$120,374	$11,837

LIABILITIES
Distribution payable (Note 8)	12,093	—
Unrealized depreciation on OTC forward foreign currency exchange contracts	282	—
Professional fees payable	962	50
Pricing fees payable	105	—
Interest payable	98	—
Custodian and accounting fees payable	74	22
Accrued expense and other liabilities	45	20
Transfer agent’s fees payable	14	—
Affiliated transfer agent’s fees payable	2	—
Total liabilities	$13,675	$92

Commitments and contingencies (Note 7)

NET ASSETS
Common shares, $0.001 par value (unlimited shares authorized; 4,323,128 and 468,100 shares issued and outstanding, respectively)	4	—	(*)
Paid in capital in excess of par	106,610	11,703
Total distributable earnings/(accumulated losses)	85	42
Total net assets	$106,699	$11,745
Total liabilities and net assets	$120,374	$11,837
NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$106,679	$11,745
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	4,322,364	468,100
Net asset value per share	$24.68	$25.09

Class S Shares(2):
Net assets	$10	$—
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	382	—
Net asset value per share	$25.13	$—

Class D Shares(2):
Net assets	$10	$—
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	382	—
Net asset value per share	$25.13	$—
(1)	Includes fair value of unfunded loan commitments which are disclosed in footnote seven within the Schedule of Investments and Note 7. Commitments and Contingencies.
(2)	Class S and Class D commenced operation on July 3, 2023.
(*)	Less than $500

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Statements of Operations
(in thousands, except share and per share amounts)

			For the period from
			December 13, 2022
			(commencement of
	For the Year Ended		operations) through
	December 31, 2023		December 31, 2022
Investment income
From non-affiliated investments:
Interest income	$8,558		$45
Dividend income	1,299		—
Fee income	108		—
Total investment income	9,965		45

Expenses
Professional fees	2,235		50
Income based incentive fees (Note 3)	608		—
Management fees (Note 3)	485		—
Custodian and accounting fees	200		22
Trustees’ fees	176		—
Transfer agent’s fees and expenses (including affiliated expense of $2) (Note 3)	161		—
Interest expense	140		—
Pricing fees	105		—
Servicing and distribution fees	—	(*)	—
Shareholders’ reports	105		—
Other general & administrative	146		20
Total expenses	4,361		92
Expense reimbursement (Note 3)	(2,708)		(89)
Incentive fees waived (Note 3)	(608)		—
Management fees waived (Note 3)	(485)		—
Net expenses	560		3
Net investment income (loss)	9,405		42

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-affiliated investments transactions	2		—
Forward foreign currency contracts transactions	61		—
Foreign currency transactions	(17)		—
Net realized gain (loss)	46		—
Net change in unrealized appreciation (depreciation):
Non-affiliated investments	431		—
Forward foreign currency contracts	(282)		—
Foreign currency	2		—
Net change in unrealized appreciation (depreciation)	151		—
Net realized and unrealized gain (loss)	197		—
Net increase (decrease) in net assets resulting from operations	$9,602		$42

(*)Less than $500

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Statements of Changes in Net Assets
(in thousands)

			For the period from
	For the Year		December 13, 2022
	Ended		(commencement of operations ) through
	December 31, 2023		December 31, 2022
Operations
Net investment income (loss)	$9,405		$42
Net realized gain (loss)	46		—
Net change in unrealized appreciation (depreciation)	151		—
Net increase (decrease) in net assets resulting from operations	9,602		42

Distributions to common shareholders
Class I	(8,348)		—
Class S	(1)		—
Class D	(1)		—
	(8,350)		—
Tax return of capital distributions
Class I	(4,707)		—
Class S	—	(*)	—
Class D	—	(*)	—
	(4,707)		—
Net decrease in net assets resulting from distributions	(13,057)		—

Share transactions
Class I:
Proceeds from shares sold	97,425		11,700
Distributions reinvested	964		—
Class S:
Proceeds from shares sold	10		—
Class D:
Proceeds from shares sold	10		—
Net increase (decrease) from share transactions	98,409		11,700
Total increase (decrease) in net assets	94,954		11,742
Net Assets, beginning of period	11,745		3
Net Assets, end of period	$106,699		$11,745

(*)Less than $500

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Statements of Cash Flows
(in thousands)

		For the period from
		December 13, 2022
	For the Year	(commencement of
	Ended	operations) through
	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$9,602	$42
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(431)	—
Net unrealized (appreciation) depreciation on foreign currency forward contracts	282	—
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(2)	—
Net realized (gain) loss on investments	(2)	—
Net accretion of discount and amortization of premium	(519)	(2)
Amortization of deferred financing costs	41	—
Purchases of investments, net	(98,912)	(8,484)
Proceeds from principal repayments	7,331	—
Changes in operating assets and liabilities:
Interest receivable	(541)	(43)
Receivable for investments sold	(21)	—
Due from Manager	(1,184)	(89)
Other assets	(39)	(1)
Professional fees payable	912	50
Transfer agent’s fees payable	14	—
Custodian and accounting fees payable	52	22
Pricing fees payable	105	—
Interest payable	98	—
Affiliated transfer agent's fees payable	2	—
Accrued expenses and other liabilities	25	20
Net cash provided by (used in) operating activities	(83,187)	(8,485)

Cash flows from financing activities:
Proceeds from issuance of common shares	97,445	11,700
Deferred financing costs paid	(1,200)	—
Net cash provided by (used in) financing activities	96,245	11,700

Net increase (decrease) in cash and cash equivalents, including foreign currency	13,058	3,215
Effect of foreign exchange rate changes on cash and cash equivalents	2	—
Cash and cash equivalents, beginning of period	3,218	3
Cash and cash equivalents, end of period, including foreign currency	$16,278	$3,218

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments

December 31, 2023

(in thousands)

	Reference					Par
	Rate and				Maturity	Amount/			Fair	% of
Investments(1)(10)	Spread			Interest Rate(2)	Date	Units		Cost(3)	Value	Net Assets
Investments—non-affiliated
First Lien Debt(4) (5)
Beverages
Suja Merger Sub, LLC (6)	1M	S +	5.60%	10.96%	8/23/2027		$2,978	$2,947	$2,961	2.77%
								2,947	2,961	2.77
Business Services
Eureka Entertainment, LLC	1M	S +	6.85%	12.21%	12/20/2027		2,128	2,090	2,097	1.97
Eureka Entertainment, LLC (Revolver) (7)	1M	S +	6.85%	12.21%	12/20/2027		319	77	78	0.07
								2,167	2,175	2.04
Chemicals
AgroFresh, Inc.	1M	S +	6.60%	11.96%	3/31/2029		5,165	5,029	5,048	4.73
AgroFresh, Inc.	1M	E +	7.25%	11.19%	3/31/2029	EUR	817	863	881	0.83
AgroFresh, Inc. (Delayed Draw)	1M	S +	6.60%	11.96%	3/31/2029		707	689	691	0.65
AgroFresh, Inc. (Revolver) (7)	1M	S +	6.60%	11.96%	3/31/2028		566	410	412	0.38
Airedale Newco Limited (8)	3M	SN+	6.25%	11.44%	12/22/2028	GBP	5,313	6,548	6,570	6.16
Airedale Newco Limited (Revolver) (7) (8)	3M	SN+	6.25%	11.44%	12/22/2028	GBP	781	(31)	(30)	(0.03)
Kandelium Group GmbH (8)	3M	S +	6.22%	11.59%	11/22/2030		1,926	1,870	1,870	1.75
Kandelium Group GmbH (8)	6M	E+	5.50%	9.55%	11/22/2030	EUR	3,024	3,196	3,240	3.04
Kandelium Group GmbH (Delayed Draw) (7) (8)	3M	S +	6.22%	11.59%	11/22/2030		1,284	(19)	(19)	(0.02)
								18,555	18,663	17.49
Commercial Services & Supplies
CI(MG) Intermediate, LLC	3M	S +	7.15%	12.53%	3/24/2028		2,053	1,993	1,993	1.87
CI(MG) Intermediate, LLC (Delayed Draw) (7)	3M	S +	7.15%	12.53%	3/24/2028		1,155	(34)	(34)	(0.03)
CI(MG) Intermediate, LLC (Revolver) (7)	3M	S +	7.15%	12.53%	3/24/2028		257	(7)	(7)	(0.01)
HEF Safety Ultimate Holdings, LLC	3M	S +	5.75%	11.10%	11/17/2029		2,066	2,015	2,015	1.89
HEF Safety Ultimate Holdings, LLC (Delayed Draw) (7)	3M	S +	5.75%	11.10%	11/17/2029		563	(7)	(7)	(0.01)
HEF Safety Ultimate Holdings, LLC (Revolver) (7)	3M	S +	5.75%	11.10%	11/17/2029		297	72	72	0.07
ZircoData Holdings Pty Ltd (6) (8)	3M	B +	7.25%	11.66%	5/3/2026	AUD	1,793	1,191	1,214	1.14
								5,223	5,246	4.92
Construction & Engineering
ADB Acquisition, LLC (6)	3M	S +	6.76%	12.11%	12/18/2025		2,767	2,733	2,696	2.53
ADB Acquisition, LLC	3M	S +	6.76%	12.14%	12/18/2025		520	509	507	0.47
Capital Construction, LLC	1M	S +	6.35%	11.69%	10/22/2026		925	909	912	0.85
Capital Construction, LLC (Delayed Draw)	1M	S +	6.35%	11.70%	10/22/2026		1,253	1,233	1,236	1.16
Capital Construction, LLC (Revolver) (7)	1M	S +	6.35%	11.69%	10/22/2026		222	19	19	0.02
Full Circle Fiber Operating LLC	6M	S +	7.25%	12.43%	12/16/2027		5,444	5,336	5,352	5.02
Safety Infrastructure Services Intermediate LLC	3M	S +	7.15%	12.50%	7/21/2028		2,168	2,124	2,133	2.00
Safety Infrastructure Services Intermediate LLC (Revolver) (7)	3M	S +	7.15%	12.50%	7/21/2028		455	82	83	0.08
								12,945	12,938	12.13
Containers & Packaging
Close The Loop Group USA, Inc.	3M	S +	6.90%	12.25%	10/26/2029		2,814	2,757	2,769	2.60
Close The Loop Group USA, Inc. (Delayed Draw) (7)	3M	S +	6.90%	12.25%	10/26/2029		358	(7)	(6)	(0.01)
Close The Loop Group USA, Inc. (Revolver) (7)	3M	S +	6.90%	12.25%	12/26/2029		589	(12)	(9)	(0.01)
Johns-Byrne LLC	3M	S +	6.25%	11.60%	8/31/2029		999	975	979	0.92
Johns-Byrne LLC (Delayed Draw) (7)	3M	S +	6.25%	11.60%	8/31/2029		267	(6)	(5)	(0.01)
Johns-Byrne LLC (Revolver) (7)	3M	S +	6.25%	11.60%	8/31/2029		134	(3)	(3)	—
Toledo AcquisitionCo Inc. (6)	3M	S +	6.65%	12.03%	8/21/2027		2,977	2,934	2,923	2.74
								6,638	6,648	6.23
Distributors
Delaware Valley Floral Group LLC	3M	S +	6.23%	11.57%	8/24/2028		606	593	596	0.56
Delaware Valley Floral Group LLC (Revolver) (7)	3M	S +	6.23%	11.57%	8/24/2028		327	(7)	(5)	(0.01)
								586	591	0.55
Electronic Equipment, Instruments & Components
Rochester Sensors, LLC	3M	S +	6.65%	12.00%	5/8/2028		6,694	6,548	6,575	6.16

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments (continued)

December 31, 2023

(in thousands)

	Reference					Par
	Rate and				Maturity	Amount/			Fair	% of
Investments(1)(10)	Spread(2)			Interest Rate(2)	Date	Units		Cost(3)	Value	Net Assets
Investments—non-affiliated (continued)
Rochester Sensors, LLC (Revolver) (7)	3M	S +	6.65%	12.00%	5/8/2028		545	$234	$236	0.22%
								6,782	6,811	6.38
Environmental & Facilities Services
Legend Buyer, Inc.	6M	S +	5.85%	11.03%	1/19/2029		1,123	1,099	1,104	1.03
Legend Buyer, Inc. (Revolver) (7)	6M	S +	5.85%	11.03%	1/19/2029		214	(4)	(4)	—
								1,095	1,100	1.03
Gas Utilities
Sail Energy, LLC	6M	S +	7.00%	12.18%	1/24/2028		1,161	1,142	1,146	1.07
Sail Energy, LLC (Delayed Draw)	6M	S +	7.00%	12.18%	1/24/2028		780	768	771	0.72
Sail Energy, LLC (Revolver) (7)	6M	S +	7.00%	12.18%	1/24/2028		381	(6)	(5)	—
								1,904	1,912	1.79
Health Care Equipment
Medical Device Inc.	3M	S +	6.60%	11.95%	7/11/2029		1,612	1,575	1,582	1.48
Medical Device Inc. (Revolver) (7)	3M	S +	6.60%	11.95%	7/11/2029		202	(5)	(4)	—
								1,570	1,578	1.48
Health Care Providers & Services
ADB Acquiror, Inc	3M	S +	7.65%	13.00%	5/12/2028		5,064	4,942	4,962	4.65
ADB Acquiror, Inc (Delayed Draw) (7)	3M	S +	7.65%	13.00%	5/12/2028		1,727	(41)	(35)	(0.03)
ADB Acquiror, Inc (Revolver) (7)	3M	S +	7.65%	13.00%	5/12/2028		455	(11)	(9)	(0.01)
								4,890	4,918	4.61
Human Resource & Employment Services
Pryor Learning, LLC	1M	S +	6.85%	12.21%	2/28/2028		1,886	1,851	1,857	1.74
Pryor Learning, LLC (Revolver) (7)	1M	S +	6.85%	12.21%	2/28/2028		203	(4)	(3)	—
								1,847	1,854	1.74
IT Consulting & Other Services
MajorKey Technologies Holdings LLC (6)	3M	S +	6.26%	11.64%	12/3/2026		2,820	2,793	2,792	2.62
								2,793	2,792	2.62
IT Services
Penncomp LLC	1M	S +	6.60%	11.96%	10/17/2028		3,718	3,633	3,633	3.40
Penncomp LLC (Delayed Draw) (7)	1M	S +	6.60%	11.96%	10/17/2028		1,183	(13)	(13)	(0.01)
Penncomp LLC (Revolver) (7)	1M	S +	6.60%	11.96%	10/17/2028		148	(3)	(3)	—
								3,617	3,617	3.39
Media
AOM Intermediate Holdco, LLC	3M	S +	6.90%	12.25%	8/22/2028		3,378	3,300	3,313	3.10
AOM Intermediate Holdco, LLC (Delayed Draw) (7)	3M	S +	6.90%	12.25%	8/22/2028		773	(18)	(15)	(0.01)
AOM Intermediate Holdco, LLC (Revolver) (7)	3M	S +	6.90%	12.25%	8/22/2028		258	(6)	(5)	—
Together Group Holdings PLC	3M	S +	7.90%	13.26%	4/6/2029		5,000	4,868	4,890	4.58%
Together Group Holdings PLC (Delayed Draw) (7)	3M	S +	7.90%	13.26%	4/6/2029		273	(7)	(6)	(0.01)
								8,137	8,177	7.66
Pharmaceuticals
Quest Products, LLC (6)	1M	S +	7.10%	12.46%	6/19/2025		1,434	1,424	1,426	1.34
								1,424	1,426	1.34
Professional Services
HH Global Finance LTD (6)	6M	S +	6.43%	11.82%	2/25/2027		3,000	2,959	2,968	2.78
Prestige Employee Administrators, LLC (6)	3M	S +	6.15%	11.50%	12/31/2025		3,082	3,052	3,073	2.88
Tetris Bidco Limited (8)	3M	SN+	6.75%	11.94%	10/24/2029	GBP	2,149	2,543	2,660	2.50
Tetris Bidco Limited (Revolver) (7) (8)	3M	SN+	6.75%	11.94%	10/24/2029	GBP	263	(9)	(9)	(0.01)
								8,545	8,692	8.15
Software
Knowledge Support Systems, Inc. (6)	3M	S +	7.00%	11.80%	11/17/2029		1,663	1,626	1,627	1.52
								1,626	1,627	1.52
Trading Companies & Distributors
Certified Power, Inc	3M	S +	7.10%	12.49%	4/28/2028		4,534	4,416	4,433	4.16
Entertainment Earth, LLC (6)	3M	S +	6.65%	12.00%	7/22/2027		2,924	2,881	2,860	2.68
								7,297	7,293	6.84
Total First Lien Debt								$100,588	$101,019	94.68%
Total Investments—non-affiliated								$100,588	$101,019	94.68%

Cash Equivalents
State Street Institutional Treasury Plus Money Market Fund (9)							14,052	14,052	14,052	13.17
Cash Equivalents								$14,052	$14,052	13.17%
Total Portfolio Investments and Cash Equivalents								$114,640	$115,071	107.85%
(1)	Unless otherwise indicated, issuers of debt investments held by the Company are denominated in USD dollars. All debt investments are income producing unless otherwise indicated.

PGIM Private Credit Fund

Schedule of Investments (continued)

December 31, 2023

(in thousands)

(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), EuroInterbank Offered Rate (“EURIBOR” or “E”) or Australian Bank Bill Swap Rate (“BBSW” or “B”), Sterling Overnight Index Average (“SONIA or SN”), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of December 31, 2023.
(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)	Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.
(5)	All investments valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2. Accounting Policies” and “Note 5. Fair Value Measurements”).
(6)	Represents a loan that was purchased by the Company and transferred at fair value from the parent company of PGIM Strategic Investments, Inc. in March 2023.

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments (continued)

December 31, 2023

(in thousands)

(7)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from unamortized fees, which are capitalized to the investment cost. See below for more information on the Company’s unfunded commitments:

				Unfunded
		Commitment		Commitment
Investments—non-affiliated	Commitment Type	Expiration Date	Unfunded	Fair Value
ADB Acquiror, Inc	Delayed Draw Term Loan	5/12/2028	$1,727	$(35)
ADB Acquiror, Inc	Revolver	5/12/2028	455	(9)
AgroFresh, Inc.	Revolver	3/31/2028	141	(3)
Airedale Newco Limited	Revolver	12/21/2028	993	(30)
AOM Intermediate Holdco, LLC	Delayed Draw Term Loan	8/22/2028	773	(15)
AOM Intermediate Holdco, LLC	Revolver	8/22/2028	258	(5)
Capital Construction, LLC	Revolver	10/22/2026	200	(3)
CI(MG) Intermediate, LLC	Delayed Draw Term Loan	3/24/2028	1,155	(34)
CI(MG) Intermediate, LLC	Revolver	3/24/2028	257	(7)
Close The Loop Group USA, Inc.	Delayed Draw Term Loan	10/26/2029	358	(6)
Close The Loop Group USA, Inc.	Revolver	12/26/2029	589	(9)
Delaware Valley Floral Group LLC	Revolver	8/24/2028	327	(5)
Eureka Entertainment, LLC	Revolver	12/20/2027	236	(3)
HEF Safety Ultimate Holdings, LLC	Delayed Draw Term Loan	11/19/2029	563	(7)
HEF Safety Ultimate Holdings, LLC	Revolver	11/19/2029	218	(7)
Johns-Byrne LLC	Delayed Draw Term Loan	8/31/2029	267	(5)
Johns-Byrne LLC	Revolver	8/31/2029	134	(3)
Kandelium Group GmbH	Delayed Draw Term Loan	11/22/2030	1,284	(19)
Legend Buyer, Inc.	Revolver	1/19/2029	214	(4)
Medical Device Inc.	Revolver	7/11/2029	202	(4)
Penncomp LLC	Delayed Draw Term Loan	10/17/2028	1,183	(13)
Penncomp LLC	Revolver	10/17/2028	148	(3)
Pryor Learning, LLC	Revolver	2/28/2028	203	(3)
Rochester Sensors, LLC	Revolver	5/8/2028	300	(5)
Safety Infrastructure Services Intermediate LLC	Revolver	7/21/2028	363	(6)
Sail Energy, LLC	Revolver	1/24/2028	381	(5)
Tetris Bidco Limited	Revolver	10/24/2029	321	(9)
Together Group Holdings PLC	Delayed Draw Term Loan	4/6/2029	273	(6)
Total			$13,523	$(263)

(8)	The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, non-qualifying assets represented 12.94% of the Company’s total assets as calculated in accordance with regulatory requirements.
(9)	Cash equivalents balance represents amounts held in interest-bearing money market funds issued by State Street Institutional Treasury Plus Money Market Fund (Investor Class (SAEXX)), which had a 30-day yield of 5.22% as of December 31, 2023.
(10)	Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of a portfolio company's outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of December 31, 2023, all of the Company's investments were non-controlled, non-affiliated.

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments (continued)

December 31, 2023

(in thousands)

ADDITIONAL INFORMATION

Forward Foreign Currency Exchange Contracts

			Settlement	Unrealized Appreciation
Counterparty	Currency Purchased	Currency Sold	Date	(Depreciation)
Macquarie Bank Limited	USD 6,771	GBP 5,313	31-Dec-25	$(24)
Macquarie Bank Limited	USD 3,385	EUR 3,024	28-Nov-25	(59)
Macquarie Bank Limited	USD 1,191	AUD 1,835	16-Feb-24	(63)
Macquarie Bank Limited	USD 2,696	GBP 2,193	16-Jan-24	(100)
Macquarie Bank Limited	USD 868	EUR 817	8-Jan-24	(36)
Macquarie Bank Limited	USD 8	EUR 7	8-Jan-24	—(*)
				$(282)
(*)	Less than $500

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments

December 31, 2022

(in thousands)

	Reference				Par
	Rate and			Maturity	Amount/		Fair	% of
Investments(10)	Spread		Interest Rate(2)	Date	Units	Cost(3)	Value	Net Assets
Investments—non-affiliated
First Lien Debt(4) (5)
Business Services
Eureka Entertainment, LLC	3M S +	6.90%	11.49%	12/20/2027	$2,149	$2,101	$2,101	17.89%
Eureka Entertainment, LLC (Revolver) (6)	3M S +	6.90%	11.49%	12/20/2027	319	(7)	(7)	(0.06)
						2,094	2,094	17.83
Construction & Engineering
Capital Construction, LLC	1M S +	6.60%	10.96%	10/22/2026	931	911	911	7.76
Capital Construction, LLC (Revolver) (6)	1M S +	6.60%	10.96%	10/22/2026	222	50	50	0.43
Capital Construction, LLC (Delayed Draw) (6)	1M S +	6.60%	10.96%	10/22/2026	1,259	(14)	(14)	(0.12)
Full Circle Fiber Operating LLC	3M S +	7.15%	11.74%	12/16/2027	5,583	5,445	5,445	46.36
						6,392	6,392	54.43
Total First Lien Debt						$8,486	$8,486	72.26%
Total Investments—non-affiliated						$8,486	$8,486	72.26%
Cash Equivalents
State Street Institutional Treasury Plus Money Market Fund (7)						3,218	3,218	27.40
Total Cash Equivalents						$3,218	$3,218	27.40%
Total Portfolio Investments and Cash Equivalents						$11,704	$11,704	99.66%
(1)	Unless otherwise indicated, issuers of debt investments held by the Company are denominated in USD dollars. All debt investments are income producing unless otherwise indicated.
(2)	Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of December 31, 2022.
(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)	Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.
(5)	All investments valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2. Accounting Policies” and “Note 5. Fair Value Measurements”).

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments (continued)

December 31, 2022

(in thousands)

(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. See below for more information on the Company’s unfunded commitments:

				Unfunded
	Commitment	Commitment		Commitment
Investments—non-affiliated	Type	Expiration Date	Unfunded	Fair Value
Capital Construction, LLC	Delayed Draw Term loan	10/22/2026	$1,259	$(14)
Capital Construction, LLC	Revolver	10/22/2026	167	(5)
Eureka Entertainment, LLC	Revolver	12/20/2027	319	(7)
Total			$1,745	$(26)

(7)	Cash equivalents balance represents amounts held in interest-bearing money market funds issued by State Street Institutional Treasury Plus Money Market Fund (Investor Class (SAEXX)), which had a 30-day yield of 3.90% as of December 31, 2022.

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Notes to Financial Statements

(dollars in thousands, except share and per share amounts)

Note 1. Organization

PGIM Private Credit Fund (the “Company,” “we,” “us” or “our”) is a Delaware statutory trust formed on March 21, 2022. The Company currently invests and intends to continue investing primarily in privately placed floating rate leveraged (below investment grade) debt, including, but not limited to, senior secured, first lien, debt issuances in middle market companies primarily in the United States as well as up to 30% of its total assets in investments in other countries (primarily Canada, Europe, Australia and Latin America). The Company currently is majority-owned by Prudential Insurance Company of America (“PICA”), an affiliate of the Company and PGIM Investments LLC (“PGIM Investments,” or the “Manager”). The Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) effective May 5, 2023. The Company also intends to elect to be treated, and qualify annually, as a regulated investment company (“RIC”) for U.S. federal income tax purposes as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its initial taxable year ended December 31, 2023.

The Company’s investment objective is to seek to generate current income and, to a lesser extent, long-term capital appreciation. Under normal circumstances, the Company intends to invest at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit investments. The Company considers private credit investments to include loans, bonds and other credit instruments that are issued in private offerings or issued by private companies. Under normal circumstances, it is expected that the Company will primarily be invested in privately originated and privately negotiated direct lending investments to U.S. middle market companies through (i) first lien senior secured loans (including club deals by a small group of investment firms), and (ii) with not more than 20% of total invested capital in senior secured second and third lien loans, and unsecured loans.

The Company commenced its operations on December 13, 2022.

Note 2. Accounting Policies

Basis of Presentation

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

The Company follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 Financial Services – Investment Companies.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions that may affect the amounts reported on the financial statements and accompanying notes. These financial statements reflect normal and recurring adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results could differ from those estimates and assumptions included on the financial statements.

Cash and Cash Equivalents

Cash represents cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. The Company’s deposits are held at financial institutions with high credit-quality to minimize credit risk exposure. Cash equivalents consist of other highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company may invest in cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

Investments

The Company values its investments in accordance with FASB ASC 820, Fair Value Measurements (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. The Company is required to report its investments for which current market values are not readily available at fair value. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a readily available market for these investments existed, and these differences could be material. See “Note 5. Fair Value Measurements.”

The Company’s Board of Trustees (the “Board”) has adopted valuation procedures for security valuation under which fair valuation responsibilities have been delegated to PGIM Investments LLC (“PGIM Investments,” the “Manager” or the “Valuation Designee”). Pursuant to the Board’s delegation, the Valuation Designee has established a valuation committee responsible for supervising the fair valuation of portfolio securities and other assets and liabilities. The valuation procedures permit the Company to utilize independent valuation advisor services.

The Valuation Designee will use reliable market quotations to value the Company’s investments when such market quotations are readily available. Debt and equity securities that are not publicly traded or whose market price is not readily available or whose market quotations are not deemed to represent fair value are valued at fair value as determined in good faith by or under the direction of the Valuation Designee. Market quotations may be deemed not to represent fair value in certain circumstances where the Valuation Designee reasonably believes that facts and circumstances applicable to an issuer, a seller or purchaser or the market for a particular security causes current market quotes not to reflect the fair value of the security.

If and when market quotations are deemed not to represent fair value, the Company typically utilizes independent third party valuation firms to assist in determining fair value. Accordingly, such investments go through a multi-step valuation process as described below. The Valuation Designee engages one or more independent valuation firms based on a review of each firm’s expertise and relevant experience in valuing certain securities. In each case, independent valuation firms consider observable market inputs together with significant unobservable inputs in arriving at their valuation recommendations for such Level 3 categorized assets.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, the Valuation Designee, subject to oversight by the Company’s Board, has approved a multi-step valuation process each month, as described below:

●

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

●

The Valuation Designee discusses valuations and determines in good faith the fair value of each investment in the portfolio based in part on information from an independent valuation firm that is provided on a monthly basis in conjunction with the determination of the Net Asset Value (“NAV”) per share each month.

●

Valuation conclusions are discussed with and documented by the Valuation Designee, including whether a significant observable change has occurred since the most recent month-end with respect to an investment that requires an adjustment from the most recent monthly valuation.

●	The Board reviews valuations approved by the Valuation Designee at least quarterly.

As part of the Company’s valuation process, the Valuation Designee will take into account relevant factors in determining the fair value of the Company’s investments without market quotations, many of which are loans, including and in combination, as relevant: (i) the estimated enterprise value of a portfolio company, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, (v) a comparison of the portfolio company’s securities to any similar publicly traded securities, and (vi) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. The determinations of fair value may differ materially from the values that would have been used if a readily available market for these non-traded securities existed. Due to this uncertainty, fair value determinations may cause NAV on a given date to materially differ from the value that may ultimately realize upon the sale of one or more of the investments.

The Board reviews the valuations of portfolio investments quarterly and, no less frequently than annually, the adequacy of policies and procedures regarding valuations and the effectiveness of their implementation.

Foreign Currency Translation

The books and records of the Company are maintained in U.S. dollars. Foreign currency amounts are translated into U.S. dollars on the following basis: (i) market value of investment securities, other assets and liabilities—at the exchange rate as of the valuation date; (ii) purchases and sales of investment securities, income and expenses—at the rates of exchange prevailing on the respective dates of such transactions.

Although the net assets of the Company are presented at the foreign exchange rates and market values at the close of the period, the Company does not generally isolate that portion of the results of operations arising as a result of changes in the foreign exchange rates from the fluctuations arising from changes in the market prices of long-term portfolio securities held at the end of the period. Similarly, the Company does not isolate the effect of changes in foreign exchange rates from the fluctuations arising from changes in the market prices of long-term portfolio securities sold during the period. Accordingly, holding period unrealized and realized foreign currency gains (losses) are included in the reported net change in unrealized appreciation (depreciation) on investments and net realized gains (losses) on investment transactions on the Statements of Operations. Notwithstanding the above, the Company does isolate the effect of fluctuations in foreign currency exchange rates when determining the gain (loss) upon the sale or maturity of foreign currency denominated debt obligations; such amounts are included in net realized gains (losses) on foreign currency transactions.

Additionally, net realized gains (losses) on foreign currency transactions represent net foreign exchange gains (losses) from the disposition of holdings of foreign currencies, currency gains (losses) realized between the trade and settlement dates on investment transactions, and the difference between the amounts of interest, dividends and foreign withholding taxes recorded on the Company’s books and the U.S. dollar equivalent amounts actually received or paid. Net unrealized currency gains (losses) arise from valuing foreign currency denominated assets and liabilities (other than investments) at period end exchange rates.

Foreign Currency Transactions

Based on market conditions, the Company enters into foreign currency forward contracts (“forward contracts”) as a hedge against fluctuations in future foreign currency exchange rates. The Company may engage in foreign currency exchange transactions in connection with its investments in foreign instruments. The Company is not required to hedge its currency exposure, if any, and may choose not to do so. The Company generally will conduct its foreign currency exchange transactions either on a spot (i.e., cash) basis at the spot rate prevailing in the foreign currency exchange market or through forward contracts to purchase or sell foreign currencies, including the payment of dividends and the settlement of transactions that otherwise might require untimely dispositions of Company investments.

The contracts are valued daily at current forward exchange rates and any unrealized gain (loss) is included in net unrealized appreciation or depreciation on forward contracts. Gain (loss) is realized on the settlement date of the contract equal to the difference between the settlement value of the original and negotiated forward contracts. This gain (loss), if any, is included in net realized gain (loss) on forward contract transactions. Risks may arise upon entering into these contracts from the potential inability of the counterparties to meet the terms of their contracts. Forward currency contracts involve risks from currency exchange rate and credit risk in excess of the amounts reflected on the Statements of Assets and Liabilities. The Company’s maximum risk of loss from counterparty credit risk is the net value of the cash flows to be received from the counterparty at the end of the contract’s life.

Master Netting Arrangements

The Company is subject to various master agreements, or netting arrangements, with select counterparties. These are agreements which PGIM, Inc. (“PGIM” or the “Subadviser”) an indirect, wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential”), may have negotiated and entered into on behalf of the Company. A master netting arrangement between the Company and the counterparty permits the Company to offset amounts payable by the Company to the same counterparty against amounts to be received; and by the receipt of collateral from the counterparty by the Company to cover the Company’s exposure to the counterparty. However, there is no assurance that such mitigating factors are easily enforceable. In addition to master netting arrangements, the right to set-off exists when all the conditions are met such that each of the parties owes the other determinable amounts, the reporting party has the right to set-off the amount owed with the amount owed by the other party, the reporting party intends to set-off and the right of set-off is enforceable by law.

The Company is a party to International Swaps and Derivatives Association, Inc. Master Agreements (“ISDA Master Agreements”) with certain counterparties that govern over-the-counter ("OTC”) derivative and foreign exchange contracts entered into from time to time. The ISDA Master Agreements may contain provisions regarding, among other things, the parties’ general obligations, representations, agreements, collateral requirements, events of default and early termination. With respect to certain counterparties, in accordance with the terms of the ISDA Master Agreements, collateral posted to the Company is held in a segregated account by the Company’s custodian and with respect to those amounts which can be sold or re-pledged, is presented in the Schedule of Investments. Collateral pledged by the Company is segregated by the Company’s custodian and identified in the Schedule of Investments, if any. Collateral can be in the form of cash or debt securities issued by the U.S. Government or related agencies or other securities as agreed to by the Company and the applicable counterparty. Collateral requirements are determined based on the Company’s net position with each counterparty. Termination events applicable to the Company may occur upon a decline in the Company’s net assets below a specified threshold over a certain period of time. Termination events applicable to counterparties may occur upon a decline in the counterparty’s long-term and short-term credit ratings below a specified level. In each case, upon occurrence, the other party may elect to terminate early and cause settlement of all derivative and foreign exchange contracts outstanding, including the payment of any losses and costs resulting from such early termination, as reasonably determined by the terminating party. Any decision by one or more of the Company’s counterparties to elect early termination could impact the Company’s future derivative activity.

Revenue Recognition

The Company records its investment transactions on a trade date basis, which is the date when the Company assumes the risks for gains and losses related to that investment. Realized gains and losses are based on the specific identification method.

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including original issue discount and upfront structuring fees (i.e., origination fees) received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the year ended December 31, 2023 and for the period from December 13, 2022 (commencement of operations) through December 31, 2022, the Company recorded $8,558 and $45, respectively, in interest income.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. For the year ended December 31, 2023 and for the period from December 13, 2022 (commencement of operations) through December 31, 2022, the Company recorded $1,299 and $0, respectively, in dividend income.

Fee Income

The Company may receive various fees in the ordinary course of business such as for consents, waivers and amendments, as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the year ended December 31, 2023 and for the period from December 13, 2022 (commencement of operations) through December 31, 2022, the Company recorded $108 and $0, respectively, in fee income.

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

Organizational and Offering Costs

The Manager has agreed to pay the Company’s organizational and offering expenses relating to the initial sale of Common Shares of beneficial interest, $0.001 par value per share (“Common Shares”) in the offering. The Company is not obligated to repay any such organizational and offering expenses paid by the Manager.

Deferred Debt Issuance Costs

Certain costs incurred in connection with the issuance of debt of the Company were capitalized and are being amortized on a straight-line basis over the estimated life of the respective instruments.

Income Taxes

The Company elected to be regulated as a BDC under the 1940 Act effective May 5, 2023. The Company also intends to elect to be treated, and qualify annually, as a RIC under the Code commencing with its initial taxable year ended December 31, 2023. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the financial statements of the Company.

To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long- term capital losses and (ii) its net tax-exempt income (if any).

In addition, based on the federal excise tax distribution requirements applicable to RICs, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income or gain realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company and one which the Company paid corporate income tax is considered to have been distributed. The Company, at its discretion, may determine to carry forward taxable income or gain and pay the 4% excise tax on the amount by which it falls short of this calendar-year distribution requirement. If the Company chooses to do so, this generally will increase expenses and reduce the amount available to be distributed to shareholders. The Company will accrue excise tax on estimated undistributed taxable income and gain as required on an annual basis.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations, and interpretations thereof. The Company has no material uncertain tax positions as of December 31, 2023.

Allocation of Income, Expenses, Gains and Losses

Income, expenses (other than those attributable to a specific class), gains and losses are allocated to each class of shares based upon the net asset value of that class in relation to the net asset value of the Company. Expenses that are specific to a class of shares are allocated to such class directly.

Distributions

To the extent that the Company has taxable income available, the Company intends to make monthly distributions to its shareholders. Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on Company earnings, financial condition, maintenance of tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.

Capital gains, if any, are distributed at least annually, although the Company may decide to retain all or some of those capital gains for investment and pay U.S. federal income tax at corporate rates on those retained amounts. If the Company chooses to do so, this generally will increase expenses and reduce the amount available to be distributed to shareholders.

The Company has adopted a distribution reinvestment plan, pursuant to which all cash dividends declared by the Board on behalf of shareholders who do not elect to receive their dividends in cash a will be reinvested into additional shares of the Company. As a result, if the Board authorizes, and the Company declares, cash dividend or other distribution, then shareholders who have not opted out of the distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares.

Note 3. Fees, Expenses, Agreements and Related Party Transactions

PGIM Investments LLC, an indirect wholly-owned subsidiary of Prudential and a registered investment adviser, is the Company’s investment manager (the “Manager” or “PGIM Investments”). The Manager has engaged the Subadviser, an indirect, wholly-owned subsidiary of Prudential, as the Company’s subadviser. PGIM will provide day-to-day management of the Company’s portfolio primarily through its dedicated private credit asset management business unit, PGIM Private Capital (“PPC”)  although the Manager is permitted to allocate portions of the Company’s portfolio to any of the business units within PGIM.

The Company and the Manager have entered into a management agreement (the “Management Agreement”) pursuant to which the Manager is entitled to receive a base management fee and an incentive fee.

Management Fees

The Management Fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. Prior to the Company’s election of BDC status, the management fee was contractually set to zero. Accordingly, no fee was accrued during that time. Following the Company's election of BDC status, net assets for the first applicable calendar month were measured from the date that the Company first publicly sold shares to a person or entity other than the Manager or its affiliates. Effective February 23, 2024, the Manager contractually agreed to waive its management fee in its entirety through December 31, 2024 (the “Waiver Period”). The Manager previously contractually agreed to waive its management fee in its entirety for one year from May 5, 2023, the effective date of the Company’s registration statement. Following the Waiver Period, the Manager will receive a management fee at an annual rate of 1.25% of the average daily value of the Company’s net assets.

For the year ended December 31, 2023 and for the period from December 13, 2022 (commencement of operations) through December 31, 2022, the Company accrued management fees of $485 and $0, respectively, all of which was subject to waiver by the Manager. As of December 31, 2023 and December 31, 2022, there were no management fees payable by the Company.

Incentive Fees

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Company’s income and a portion is based on a percentage of the Company’s realized capital gains.

Incentive Fee Based on Income

“Pre-Incentive Fee Net Investment Income Returns” represents either the dollar value of, or percentage rate of return on the value of net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies) accrued during the calendar quarter, minus operating expenses accrued for the quarter (including the management fee and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred Shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns. Shareholders may be charged a fee on an income amount that is higher than the income they may ultimately receive.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of the Company’s net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized).

The Company will pay the Manager an incentive fee quarterly in arrears with respect to the Company’s Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

●

No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.25% (5.0% annualized);

●

100% of the dollar amount of the Company’s Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized). This is referred to as Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.43%) as the “catch-up”. The “catch-up” is meant to provide the Manager with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and

●	12.5% of the dollar amount of the Company’s Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43% (5.72% annualized).

Incentive Fee Based on Capital Gains

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals:

●

12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains.

The Manager has contractually agreed to waive its incentive fee in its entirety for the Waiver Period. The Manager previously contractually agreed to waive its incentive fee in its entirety for one year from May 5, 2023, the effective date of the Company’s registration statement. Prior to the Company’s election of BDC status, the incentive fee was contractually set to zero. Accordingly, no fee was incurred during that time.

For the year ended December 31, 2023 and for the period from December 13, 2022 (commencement of operations) through December 31, 2022, the Company accrued income based incentive fees of $608 and $0, respectively, all of which were subject to waiver by the Manager. As of December 31, 2023 and December 31, 2022, there were no incentive fees payable by the Company.

Sub-Advisory Fee

Pursuant to the subadvisory agreement between the Manager and the Subadviser (the “Subadvisory Agreement”), the Subadvisor will receive an annual subadvisory fee, payable monthly in arrears by the Manager at an annual rate of 1.00% of the value of the Company’s net assets within the direct lending portion of the portfolio managed by the Subadviser as of the beginning of the first calendar day of the applicable month. For the first calendar month, net assets will be measured as the date that the Company first publicly sells shares to a person or entity other than the Manager or its affiliates. In addition, the Manager will pay the Subadviser a fee in the amount of 75% of the incentive fee received by the Manager from the Company pursuant to the Management Agreement. No subadvisory fee or incentive fee will be paid by the Company directly to the Subadviser.

The Subadviser has contractually agreed to waive its portion of the management fees and incentive fees in their entirety for the Waiver Period. The Subadviser previously contractually agreed to waive its portion of the management fees and incentive fees in their entirety for one year from May 5, 2023, the effective date of the Company’s registration statement. Prior to the Company’s election of BDC status, the subadvisory fee was contractually set to zero. Accordingly, no subadvisory fee was payable by the Manager to the Subadviser for the year ended December 31, 2023 and for the period from December 13, 2022 (commencement of operations) through December 31, 2022.

Under the Subadvisory Agreement, the Subadviser, subject to the supervision of the Manager, is responsible for managing the assets of the Company in accordance with the Company’s investment objective, investment program, and policies. The Subadviser determines what private credit and other instruments are purchased and sold for the Company and is responsible for obtaining and evaluating financial data relevant to the Company. The Manager continues to have responsibility for all investment advisory services pursuant to the Management Agreement and supervises the Subadviser’s performance of such services.

Intermediary Manager Agreement

The Company entered into an intermediary manager agreement with Prudential Investment Management Services, LLC (“PIMS” or the “Distributor”), an affiliate of the Manager, who will be principal underwriter and distributor of the Company’s Common Shares. The Distributor will be entitled to receive shareholder servicing and/or distribution fees with respect to the Class S and Class D Shares on an annualized basis as a percentage of the NAV for such class, subject to the inception of each class. The shareholder servicing and/or distribution fees will be paid monthly in arrears at an annual rate of 0.85% and 0.25% for Class S and D respectively, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month. No distribution and/or shareholder servicing fees will be paid with respect to Class I. For the year ended December 31, 2023, the Company accrued servicing and/or distribution fees of less than $500 which were attributable to Class S and Class D Shares, respectively. For the period from December 13, 2022 (commencement of operations) through December 31, 2022, the Company did not accrue servicing and/or distribution fees.

Plan Administrator

Prudential Mutual Company Services LLC (“PMFS” or the “Plan Administrator”) serves as the transfer and dividend disbursing agent of the Company. PMFS provides customary transfer agency services to the Company, including the handling of shareholder communications, the processing of shareholder transactions, the maintenance of shareholder account records, the payment of dividends and distributions, and related functions. PMFS is an affiliate of the Manager.

SS&C GIDS, Inc., a corporation organized in the state of Delaware serves as the sub-transfer agent of the Company.

Expense Limitation and Reimbursement Agreement

Pursuant to an expense limitation and reimbursement agreement by and among the Company and the Manager, for three years from May 5, 2023, the effective date of the Company’s registration statement (the “ELRA Period”), the Manager has contractually agreed to waive its fees and/or reimburse expenses of the Company so that the Company’s Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). The Company has agreed to repay these amounts, when and if requested by the Manager, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Manager waived or reimbursed such fees or expenses. This arrangement cannot be terminated without the consent of the Company’s Board prior to the end of the ELRA Period. “Specified Expenses” includes all expenses incurred in the business of the Company, including organizational and offering costs (excluding the organizational and offering expenses relating to the initial sale of Class S, Class D and Class I Common Shares), with the following exceptions: (i) the management fee, (ii) the incentive fee, (iii) the shareholder servicing and/or distribution fee, (iv) brokerage costs or other investment-related out-of-pocket expenses, (v) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vi) taxes, and (vii) extraordinary expenses (as determined in the sole discretion of the Manager). Prior to the Company’s election of BDC status, the Manager agreed to voluntarily enact the above-described expense limitation. Accordingly, such expense reimbursement is reflected on the Statements of Operations for the year ended December 31, 2023 and for the period from December 13, 2022 (commencement of operations) through December 31, 2022.

The following table represents a summary of Expense Payments and the related Reimbursement Payments since the Company’s commencement of operations:

	Expense Payments by	Reimbursement	Unreimbursed Expense
Quarters Ended	Adviser	Payments to Adviser	Payments
December 31, 2022	$89	$—	$89
March 31, 2023	78	—	78
June 30, 2023	285	—	285
September 30, 2023	1,029	—	1,029
December 31, 2023	1,227	—	1,227
	$2,708	$—	$2,708

PGIM Investments, PGIM, PIMS, PMFS, and PPC are indirect, wholly-owned subsidiaries of Prudential.

Investment Transactions with Affiliates

The Company’s existing investments were acquired with proceeds from purchases of the Company’s Class I Shares by PGIM Strategic Investments, Inc. Select investments, as footnoted in the Schedule of Investments, were purchased from the parent company of PGIM Strategic Investments, Inc. while the Company operated as a private fund. All other existing investments were originated with the portfolio company. For the investments purchased, the Company engaged an independent third-party valuation firm to assist in determining the fair value of these investments in accordance with the Company’s valuation procedures. For more information regarding the Company’s valuation procedures see “Note 2. Accounting Policies.” Investments were purchased from the parent company of PGIM Strategic Investments, Inc. on the below dates with aggregate fair values as follows:

Date	Fair Value (in thousands)
March 13, 2023	$22,206
March 28, 2023	1,622
March 31, 2023	1,843

Co-Investment Relief

The Company has received exemptive relief that allows the Company to co-invest in certain transactions with certain affiliates of the Manager. The relief permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Manager and certain funds managed and controlled by the Manager and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Company’s Board has established criteria (“Board Criteria”) clearly defining co-investment opportunities in which the Company will have the opportunity to participate with one or more other public or private PPC funds and managed accounts that target similar assets. If an investment falls within the Board Criteria, PPC must offer an opportunity for the Company to participate. The Company may participate or may not participate, depending on whether PPC determines that the investment is appropriate for the Company (e.g., based on investment strategy). If PPC determines that such investment is not appropriate for us, the investment will not be allocated to us, but PPC will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly Board meeting.

Note 4. Investments

As of December 31, 2023 and December 31, 2022, the composition of the Company’s investment portfolio at cost and fair value was as follows (dollar amounts in thousands):

	December 31, 2023
			Percentage of
			Total Investments
	Cost	Fair value	at Fair Value
First Lien Debt	$100,588	$101,019	100.00%
Total	$100,588	$101,019	100.00%

	December 31, 2022
			Percentage of
			Total Investments
	Cost	Fair value	at Fair Value
First Lien Debt	$8,486	$8,486	100.00%
Total	$8,486	$8,486	100.00%

As of December 31, 2023 and December 31, 2022, the industry composition of investments at fair value was as follows:

	December 31, 2023	December 31, 2022
Chemicals	18.48%	—%
Construction & Engineering	12.81%	75.32%
Professional Services	8.61%	—%
Media	8.10%	—%
Trading Companies & Distributors	7.22%	—%
Electronic Equipment, Instruments & Components	6.74%	—%
Containers & Packaging	6.58%	—%
Commercial Services & Supplies	5.19%	—%
Health Care Providers & Services	4.87%	—%
IT Services	3.58%	—%
Beverages	2.93%	—%
IT Consulting & Other Services	2.76%	—%
Business Services	2.15%	24.68%
Gas Utilities	1.89%	—%
Human Resource & Employment Services	1.84%	—%
Software	1.61%	—%
Health Care Equipment	1.56%	—%
Pharmaceuticals	1.41%	—%
Environmental & Facilities Services	1.09%	—%
Distributors	0.58%	—%
Total	100.00%	100.00%

As of December 31, 2023 and December 31, 2022, the geographic composition of investments at cost and fair value was as follows (dollar amounts in thousands):

	December 31, 2023
			% of Total
			Investments at
Country	Cost	Fair Value	Fair Value
United States	$85,299	$85,523	84.66%
United Kingdom	9,051	9,191	9.10
Australia	1,191	1,214	1.20%
France	5,047	5,091	5.04%
Total	$100,588	$101,019	100.00%

	December 31, 2022
			% of Total
			Investments at
Country	Cost	Fair Value	Fair Value
United States	$8,486	$8,486	100.00%
Total	$8,486	$8,486	100.00%

As of December 31, 2023 and December 31, 2022, no loans in the portfolio were on non-accrual status.

As of December 31, 2023 and December 31, 2022, on a fair value basis, all performing debt investments bore interest at a floating rate.

Note 5. Fair Value Measurements

The Company holds securities and other assets and liabilities that are fair valued on a monthly basis. The Company’s investments are valued monthly based on a number of factors, such as the type of investment.

Various inputs determine how the Company’s investments are valued, all of which are categorized according to the three broad levels (Level 1, 2, or 3) detailed below and referred to herein as the “fair value hierarchy” in accordance with FASB ASC Topic 820 - Fair Value Measurements and Disclosures. In the event that unobservable inputs are used when determining such valuations, the securities will be classified as Level 3 in the fair value hierarchy. Altering one or more unobservable inputs may result in a significant change to a Level 3 security’s fair value measurement.

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

The Company’s private credit investments’ fair valuations are classified as Level 3 in the fair value hierarchy. Such fair values are typically determined by utilizing the income approach and discounted cash flow methodology. When an enterprise value analysis or asset collateral analysis indicates there is sufficient coverage through the subject debt security, an income approach with a yield analysis is generally considered the most appropriate method to estimate fair value. In performing a yield analysis, the annual cash flows that a subject security is expected to generate over its remaining estimated holding period are first estimated. Projected cash flows are then converted to their present value equivalent utilizing a rate of return commensurate with the risk of achieving the cash flows, which results at an estimate of fair value. The discount rate can be derived considering the rate of return implied by the original transaction, adjusted for changes in both market spreads and credit-specific factors. Consistent with industry practices, the income approach incorporates subjective judgments regarding the capitalization or discount rate and projections of future cash flows.

Newly acquired private credit investments may initially be valued at cost. Each private credit investment will then be valued monthly by an independent valuation advisor utilizing the methodology described above.

The following is a summary of the inputs used as of December 31, 2023 and December 31, 2022 in valuing such financial instruments (dollar amounts in thousands):

	December 31, 2023
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$101,019	$101,019
Cash Equivalents	14,052	—	—	14,052
Total	$14,052	$—	$101,019	$115,071
Unrealized appreciation (depreciation) on OTC forward foreign currency exchange contracts*	$—	$(282)	$—	$(282)

	December 31, 2022
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$8,486	$8,486
Cash Equivalents	3,218	—	—	3,218
Total	$3,218	$—	$8,486	$11,704
Unrealized appreciation (depreciation) on OTC forward foreign currency exchange contracts*	$—	$—	$—	$—
*	Represents derivative instruments not reflected in the Schedule of Investments, which are recorded at the unrealized appreciation (depreciation) on the instrument.

The following table presents the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value (dollar amounts in thousands):

First Lien
Debt - Total Investments
Year
Ended
December 31, 2023
Fair value, beginning of period	$8,486
Purchases of investments	98,912
Proceeds from principal repayments	(7,331)
Accretion of discount/amortization of premium	519
Net realized gain (loss)	2
Net change in unrealized appreciation (depreciation)	431
Fair value, end of period	$101,019
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of December 31, 2023	$431

First Lien
Debt - Total Investments
For the period from December 13, 2022
(commencement of operations) through
December 31, 2022
Fair value, beginning of period	$—
Purchases of investments	8,484
Proceeds from principal repayments	—
Accretion of discount/amortization of premium	2
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation)	—
Fair value, end of period	$8,486
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of December 31, 2022	$—

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value (dollar amounts in thousands).

	Fair Value as of			Range	Directional Impact
	December 31,	Valuation Approach/	Unobservable	(Weighted	on Fair Value
	2023(1)	Methodology	Input(s)	Average)*	from Input Increase**
Assets:
First Lien Debt	$79,088	Income/Discounted Cash Flow	Discount Rate	10.31% - 13.89% (12.03%)	Decrease
*	Represents the weighted average of each significant unobservable input range at the investment level by fair value.
**

Represents the directional change in the fair value of the Level 3 investments that would result in an increase from the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Altering one or more unobservable inputs may result in a significant change to a Level 3 security’s fair value measurement.

(1)	As of December 31, 2023, included within the fair value of Level 3 assets of $101,019 is an amount of $21,931 for which the Adviser did not develop the unobservable inputs (examples include recent transaction prices). As of December 31, 2022, included within the fair value of Level 3 assets of $8,486 is an amount of $8,486 for which the Adviser did not develop the unobservable inputs (examples include recent transaction prices).

The Company invested in derivative instruments during the reporting period. The primary type of risk associated with these derivative instruments is foreign exchange contracts risk. See “Note 2. Accounting Policies” for additional detail regarding these derivative instruments and their risks. The effect of such derivative instruments on the Company’s financial position and financial performance as reflected in the Statements of Assets and Liabilities and Statements of Operations is presented in the summary below.

Fair value of derivative instruments as of December 31, 2023 as presented in the Statements of Assets and Liabilities (dollar amounts in thousands):

Asset Derivatives			Liability Derivatives
Derivative not
accounted for as	Statement of Assets		Statement of Assets
hedging instruments,	and Liabilities	Fair	and Liabilities	Fair
carried at fair value		Value	Location	Value
Foreign exchange contracts	Unrealized appreciation on OTC forward foreign currency exchange contracts	$—	Unrealized depreciation on OTC forward foreign currency exchange contracts	$282

The effects of derivative instruments on the Statements of Operations for the year ended December 31, 2023 are as follows (dollar amounts in thousands):

Amount of Realized Gain (Loss) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
Year Ended
December 31, 2023
Foreign exchange contracts	$61
Total	$61

Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
Year Ended
December 31, 2023
Foreign exchange contracts	$(282)
Total	$(282)

For the year ended December 31, 2023, the Company’s average volume of derivative activities is as follows (dollar amounts in thousands):

Average Volume of Derivative Activities*
Year Ended
Derivative Contract Type	December 31, 2023
Forward Foreign Currency Exchange Contracts - Sold (1)	4,274
*	Average volume is based on average quarter end balance as noted for the year ended December 31, 2023.
(1)	Value at Settlement Date

Financial Instruments/Transactions—Summary of Offsetting and Netting Arrangements

The Company invested in OTC derivatives during the reporting period that are either offset in accordance with current requirements or are subject to enforceable master netting arrangements or similar agreements that permit offsetting. The information about offsetting and related netting arrangements for OTC derivatives where the legal right to set-off exists is presented in the summary below.

Offsetting of OTC derivative assets and liabilities (dollar amounts in thousands):

	Gross Amounts of	Gross Amounts of	Net Amounts of
	Recognized	Recognized	Recognized	Collateral
Counterparty	Assets(1)	Liabilities(1)	Assets/(Liabilities)	Pledged/(Received)(2)	Net Amount
Macquarie Bank Limited	$—	$(282)	$(282)	$—	$(282)
	$—	$(282)	$(282)	$—	$(282)
(1)	Includes unrealized appreciation/(depreciation) on forwards as represented on the Statement of Assets and Liabilities.
(2)	Collateral amount disclosed by the Company is limited to the Company’s OTC derivative exposure by counterparty.

Note 6. Borrowings

On October 30, 2023, the Company, entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) with Sumitomo Mitsui Banking Corporation. The Revolving Credit Facility is secured by substantially all of the assets in the Company’s portfolio, including cash and cash equivalents. The stated interest rate on the Revolving Credit Facility is determined pursuant to a formula-based calculation based on the gross borrowing base at the time, resulting in a stated interest rate, depending on the type of borrowing, of either (a) Term Secured Overnight Financing Rate plus a 10 basis point credit spread adjustment and an applicable margin equal to 2.125% per annum or 2.25% per annum, or (b) Alternate Base Rate plus a 10 basis point credit spread adjustment and an applicable margin equal to 1.125% per annum or 1.25% per annum in respect of USD borrowings and comparable rates in respect of non-USD borrowings.

The initial principal amount of the Revolving Credit Facility is $150 million. The Revolving Credit Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Revolving Credit Facility to up to $350 million. All amounts outstanding under the Revolving Credit Facility must be repaid by the date that is five years after the closing date of the Revolving Credit Facility. As of December 31, 2023, there was no borrowing on the Credit Facility.

The Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of Shares senior to the Common Shares if asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On November 8, 2022, the Company’s sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. In addition, while any senior securities remain outstanding, the Company will be required to make provisions to prohibit any dividend distribution to shareholders or the repurchase of such securities or Shares unless the Company meets the applicable asset coverage ratios at the time of the dividend distribution or repurchase. The Company also may be permitted to borrow amounts up to 5% of the value of the total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

The components of total interest expense were as follows (dollar amounts in thousands):

Year Ended
December 31, 2023
Borrowings interest expense	$—
Facility unused fee	99
Amortization of financing costs and debt issuance costs	41
Total interest expense	$140
Average debt borrowings	$—

Note 7. Commitments and Contingencies

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which requires the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2023 and December 31, 2022, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $13,523 and $1,745, respectively.

In the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2023, the Company was not involved in any material legal proceedings.

Note 8. Capital

The Company is offering on a continuous basis its Common Shares. The Company intends to offer any combination of three classes of Common Shares—Class I Shares, Class S Shares and Class D Shares—with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The purchase price per share for each class of Common Shares will equal the Company’s NAV per share, as of the effective date of the monthly share purchase date. This is a “best efforts” offering, which means that PIMS will use its best efforts to sell Shares, but is not obligated to purchase or sell any specific amount of Shares in this offering.

In November 2023, PGIM Strategic Investments, Inc. transferred beneficial ownership of Class I Common Shares to PICA. As of December 31, 2023, the Company has 4,322,364, 382 and 382 of Class I, Class S and Class D Shares issued and outstanding, respectively, all of which is 99.9% owned by PICA.

The following table summarizes transactions with respect to the Company’s Common Shares during the year ended December 31, 2023 (dollars in thousands except share amounts):

	December 31, 2023
	Class I		Class S		Class D
	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	3,818,777	$97,425	382	$10	382	$10
Shares/gross proceeds from the private placements	—	—	—	—	—	—
Share transfers between classes	—	—	—	—	—	—
Reinvestment of distribution	35,487	964	—	—	—	—
Repurchased Shares	—	—	—	—	—	—
Net Increase (decrease)	3,854,264	$98,389	382	$10	382	$10

Net Asset Value per Share

The Company determines NAV for each class of Shares each month as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e., the prior month-end NAV). The following table presents each month-end NAV per share for Class I, Class S and Class D Common Shares during the year ended December 31, 2023:

	NAV Per Share
For the Months Ended	Class I	Class S*	Class D*
January 2023	$25.31	$—	$—
February 2023	25.46	—	—
March 2023	25.61	—	—
April 2023	25.75	—	—
May 2023	25.98	—	—
June 2023	26.20	—	—
July 2023	26.43	26.42	26.43
August 2023	26.68	26.65	26.68
September 2023	26.92	26.87	26.91
October 2023	27.17	27.10	27.16
November 2023	27.18	27.32	27.39
December 2023	24.68	25.13	25.13

* Class S and Class D Shares commenced operations on July 3, 2023.

The following table presents each month-end NAV per share for Class I Common Shares for the period from December 13, 2022 (commencement of operations) through December 31, 2022:

NAV Per Share
For the Months Ended	Class I
December 2022	$25.09

Distributions

To the extent that the Company has taxable income available, the Company intends to make monthly distributions to its shareholders. Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on Company earnings, financial condition, maintenance of tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.

Capital gains, if any, are distributed at least annually, although the Company may decide to retain all or some of those capital gains for investment and pay U.S. federal income tax at corporate rates on those retained amounts. If the Company chooses to do so, this generally will increase expenses and reduce the amount available to be distributed to shareholders.

The Board authorizes and declares monthly distribution amounts per share of Class I, Class S and Class D Common Shares. The following tables summarize the Company’s distributions declared during the year ended December 31, 2023 (dollar amounts in thousands except per share):

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
November 27, 2023	November 30, 2023	December 20, 2023	$0.22500	$964
December 22, 2023	December 29, 2023	January 20, 2024	$0.22500	$973
December 22, 2023	December 29, 2023	January 20, 2024	$2.57225	$11,118	(1)

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
December 22, 2023	December 29, 2023	January 20, 2024	$0.20680	$—	*
December 22, 2023	December 29, 2023	January 20, 2024	$2.26391	$1	(1)

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
December 22, 2023	December 29, 2023	January 20, 2024	$0.22100	$—	*
December 22, 2023	December 29, 2023	January 20, 2024	$2.32949	$1	(1)
(1)	Represents a special distribution.
*	Less than $500

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan, pursuant to which all cash dividends declared by the Board on behalf of shareholders who do not elect to receive their dividends in cash as provided below will be reinvested into additional Shares of the Company. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then shareholders who have not opted out of the distribution reinvestment plan will have their cash distributions automatically reinvested in additional Shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional Shares will be credited to each participating shareholder’s account to three decimal places.

The following table reflects the Shares issued pursuant to the dividend reinvestment for the period ended December 31, 2023:

Class I
Declaration Date	Record Date	Payment Date	Shares Issued
November 27, 2023	November 30, 2023	December 20, 2023	35,487

As of December 31, 2023, no Common Shares were issued pursuant to the distribution reinvestment plan for the Class S and Class D.

Character of Distributions

The Company may fund its cash distributions to shareholders from any sources of funds available to us, including borrowings, subscription proceeds from Shares in the Company, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of investments in portfolio companies and fee and expense reimbursement waivers from the Manager, if any.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables present the sources of cash distributions on a U.S. GAAP basis that the Company has declared on its Shares of Common Shares during the year ended December 31, 2023 (dollar amounts in thousands except per share):

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$3.02	$13,055	$2.47	$1	$2.55	$1
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—

Share Repurchase Program

Beginning in the first quarter of 2024, the Company expects to provide liquidity through a quarterly repurchase program pursuant to which it will offer to repurchase, in each quarter, up to 5% of its Common Shares outstanding (either by number of Shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended and Section 23 (c) of the 1940 Act. All Shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Shares. Any repurchases of the Manager’s and affiliate shares will be on the same terms and subject to the same limitations as other shareholders.

Under the Company’s share repurchase program, to the extent the Company offers to repurchase Shares in any particular quarter, the Company expects to repurchase Shares pursuant to quarterly tender offers (such date of the offer, the “Repurchase Date”) using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that Shares that have not been outstanding for at least one year will be subject to the Early Repurchase Deduction. The one-year holding period is measured as of the subscription closing date immediately following the prospective Repurchase Date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

As of December 31, 2023, no Common Shares were repurchased because the Company has not commenced its share repurchase program.

Note 9. Financial Highlights

The following are the financial highlights for the year ended December 31, 2023 and for the period from December 13, 2022 (commencement of operations) through December 31, 2022:

			For the period from
			December 13, 2022
			(commencement of
	For the Year Ended		Operations) through
	December 31, 2023		December 31, 2022
	Class I		Class I
Per Share Operating Performance:(1)
Net asset value, beginning of period	$25.09		$25.00
Income from investment operations:
Net investment income(2)	2.64		0.09
Net realized and unrealized gains (losses)(3)	(0.03)		—
Net increase (decrease) in net investment operations	2.61		0.09
Distributions declared:
From net investment income(8)	(1.93)		—
Tax return of capital distributions(8)	(1.09)		—
Total distributions declared	(3.02)		—
Total increase (decrease) in net assets	(0.41)		0.09
Net asset value, end of period	$24.68		$25.09
Total Return(4)	10.42%		0.36%
Ratios and supplemental data:
Net assets, end of period (000’s)	$106,679		$11,745
Average number of common shares outstanding, end of period	3,560,564		468,100
Ratio of gross expenses to average net assets	4.72%		7.30	%(5)
Ratio of waivers to average net assets	(4.11)%		(6.80)	%(5)
Ratio of net expenses to average net assets	0.61	%(7)	0.50	%(5)
Ratio of net investment income (loss) to average net assets	10.34%		6.92	%(5)
Portfolio turnover rate(6)	11.53%		—%
(1)	Selected data for a Net Asset Value per Share outstanding throughout the period.
(2)	Calculated based on average Shares outstanding during the period.
(3)	The per share amount of realized and unrealized gain (loss) on investments does not directly correlate to the amounts reported in the Statement of Operations due to the timing of portfolio share transactions in relation to fluctuating market values.
(4)	Total return based on net asset value calculated as the change in Net Asset Value per Share during the respective periods, assuming distributions, if any, are reinvested on the effects of the performance of the Company during the period.
(5)	Annualized, with the exception of certain non-recurring expenses.
(6)	The Company’s portfolio turnover rate is calculated in accordance with regulatory requirements, without regard to transactions involving short – term investments and certain derivatives. If such transactions were included, the Company’s portfolio turnover rate may be higher.
(7)	Includes interest expense from the Revolving Credit Facility of 0.11% which is being excluded from the Company's contractual waiver for the year ended December 31, 2023.
(8)	The per share data for distributions was derived by using the shares outstanding at period end.

	July 3, 2023 (6) through
	December 31, 2023
	Class S
Per Share Operating Performance:(1)
Net asset value, beginning of period	$26.20
Income from investment operations:
Net investment income(2)	1.38
Net realized and unrealized gains (losses)	0.02
Net increase (decrease) in net investment operations	1.40
Distributions declared:
From net investment income(8)	(1.38)
Tax return of capital distributions(8)	(1.09)
Total distributions declared	(2.47)
Total increase (decrease) in net assets	(1.07)
Net asset value, end of period	$25.13
Total Return(3)	5.35%
Ratios and supplemental data:
Net assets, end of period (000’s)	$10
Average number of common shares outstanding, end of period	382
Ratio of gross expenses to average net assets	561.98	%(4)
Ratio of waivers to average net assets	(560.45)	%(4)
Ratio of net expenses to average net assets	1.53	%(4)(7)
Ratio of net investment income (loss) to average net assets	10.44	%(4)
Portfolio turnover rate(5)	11.53%
(1)	Selected data for a Net Asset Value per Share outstanding throughout the period.
(2)	Calculated based on average Shares outstanding during the period.
(3)	Total return does not consider the effects of sales loads, if any. Total return based on net asset value calculated as the change in Net Asset Value per Share during the respective periods, assuming distributions, if any, are reinvested on the effects of the performance of the Company during the period.
(4)	Annualized, with the exception of certain non-recurring expenses.
(5)	The Company’s portfolio turnover rate is calculated in accordance with regulatory requirements, without regard to transactions involving short-term investments and certain derivatives. If such transactions were included, the Company’s portfolio turnover rate may be higher.
(6)	Class S commenced operation on July 3, 2023.
(7)	Includes interest expense from the Revolving Credit Facility of 0.18% which is being excluded from the Company's contractual waiver for the year ended December 31, 2023.
(8)	The per share data for distributions was derived by using the shares outstanding at period end.

	July 3, 2023 (6) through
	December 31, 2023
	Class D
Per Share Operating Performance:(1)
Net asset value, beginning of period	$26.20
Income from investment operations:
Net investment income(2)	1.46
Net realized and unrealized gains (losses)	0.02
Net increase (decrease) in net investment operations	1.48
Distributions declared:
From net investment income(8)	(1.46)
Tax return of capital distributions(8)	(1.09)
Total distributions declared	(2.55)
Total increase (decrease) in net assets	(1.07)
Net asset value, end of period	$25.13
Total Return(3)	5.65%
Ratios and supplemental data:
Net assets, end of period (000’s)	$10
Average number of common shares outstanding, end of period	382
Ratio of gross expenses to average net assets	560.78	%(4)
Ratio of waivers to average net assets	(559.85)	%(4)
Ratio of net expenses to average net assets	0.93	%(4)(7)
Ratio of net investment income (loss) to average net assets	11.04	%(4)
Portfolio turnover rate(5)	11.53%
(1)	Selected data for a Net Asset Value per Share outstanding throughout the period.
(2)	Calculated based on average Shares outstanding during the period.
(3)	Total return does not consider the effects of sales loads, if any. Total return based on net asset value calculated as the change in Net Asset Value per Share during the respective periods, assuming distributions, if any, are reinvested on the effects of the performance of the Company during the period.
(4)	Annualized, with the exception of certain non-recurring expenses.
(5)	The Company’s portfolio turnover rate is calculated in accordance with regulatory requirements, without regard to transactions involving short-term investments and certain derivatives. If such transactions were included, the Company’s portfolio turnover rate may be higher.
(6)	Class D commenced operation on July 3, 2023.
(7)	Includes interest expense from the Revolving Credit Facility of 0.18% which is being excluded from the Company's contractual waiver for the year ended December 31, 2023.

(8)The per share data for distributions was derived by using the shares outstanding at period end.

Note 10. Income Tax

The Company intends to elect to be treated, and qualify annually, as a RIC under the Code commencing with its initial taxable year ended December 31, 2023.

The Company will file income tax returns in U.S. federal and any applicable state and local jurisdictions. The Company’s federal income tax return is generally subject to examination for a period of three fiscal years after being filed. State and local tax returns may be subject to examination for an additional period of time depending on the jurisdiction. Management has analyzed the Company’s tax positions taken for the open tax year and has concluded that no provision for income tax is required in the Company’s financial statements.

GAAP requires that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net assets or net asset values per share. As of December 31, 2023, the following permanent difference attributable to reversing pre-RIC election income and gain (loss) was reclassified to the following accounts (dollar amounts in thousands).

Year Ended December 31, 2023
Distributable earnings/(accumulated losses)	$(1,210)
Paid In capital in excess of par	1,210

The tax character of distributions paid were as follows (dollar amounts in thousands):

Year Ended December 31, 2023
Ordinary income	$8,350
Capital gains	—
Return of capital	4,707
Total Distributions	$13,057

The components of accumulated gains/losses as calculated on a tax basis for the taxable year ended December 31, 2023 as follows (dollar amounts in thousands):

Year Ended December 31, 2023
Undistributed ordinary income	$—
Undistributed long-term capital gains	—
Accumulated capital and other losses	(348)
Unrealized appreciation/(depreciation)	433
Other Temporary Differences	—
Total accumulated earnings (losses) - Net	$85

The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, at December 31, 2023 as follows (dollar amounts in thousands):

Year Ended December 31, 2023
Gross unrealized appreciation	$504
Gross unrealized depreciation	(73)
Net unrealized appreciation (depreciation)	$431

Tax cost of investments	$114,358

The differences between GAAP and tax basis were primarily attributable to mark-to-market of forwards contracts and other GAAP to tax differences.

The Company elected to treat the below losses as having been incurred in the following year (December 31, 2024) (dollar amounts in thousands).

Qualified Late Year Loss	$348
Post-October Capital Loss	—

The Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner for each calendar year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income or gain realized, but not distributed, in prior years. For the year ended December 31, 2023, the Company did not incur any excise tax expense.

Note 11. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the financial statements as of December 31, 2023, except as discussed below.

On January 24, 2024, the Company declared a distribution of $0.22500 per Class I Share, $0.20680 per Class S Share, and $0.22100 per Class D Share which was paid on February 27, 2024 to shareholders of record as of January 31, 2024.

On February 23, 2024, the Company declared a distribution of $0.22500 per Class I Share, $0.20680 per Class S Share, and $0.22100 per Class D Share which is payable on March 27, 2024 to shareholders of record as of February 29, 2024.

On March 22, 2024, the Company declared a distribution of $0.22500 per Class I Share, $0.20680 per Class S Share, and $0.22100 per Class D Share which is payable on April 26, 2024 to shareholders of record as of March 28, 2024.

On February 23, 2024, the Manager contractually agreed to waive its management fees and incentive fees in their entirety through December 31, 2024. The Manager previously contractually agreed to waive its management fees and incentive fees in their entirety for one year from May 5, 2023, the effective date of the Company’s registration statement. The Manager pays a portion of the management fees and incentive fees it receives from the Company to the Subadviser. No advisory fees are paid by the Company directly to the Subadviser. The Subadviser has also contractually agreed to waive its portion of the management fees and incentive fees in their entirety through December 31, 2024 and previously contractually agreed to waive its management fees and incentive fees in their entirety for one year from May 5, 2023, the effective date of the Company’s registration statement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Control and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives. In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K and determined that our disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K. However, in evaluating the disclosure controls and procedures, we, including the Principal Executive Officer and Principal Financial Officer, recognize that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)	Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

(c)Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On December 14, 2023, the Board approved proposals that would amend the Declaration of Trust, the Amended and Restated Bylaws (the “Bylaws”), the Management Agreement and the Subadvisory Agreement (collectively, the “Amended Agreements”) upon the registration of Common Shares for sale in each state. The Board determined that the amendments included in the Amended Agreements were in the best interest of the Company. On March 22, 2024, the Company received the written consent of PICA, which as of the date thereof, owned 99.4% of the outstanding Common Shares of the Company, to approve the Management Agreement and the Subadvisory Agreement. The Amended Agreements, each of which are effective as of March 22, 2024, were primarily amended at the request of state securities regulators in connection with the registration of the Common Shares for sale in each state.

Second Amended and Restated Declaration of Trust

The amendments included in the Declaration of Trust, among other things, (i) require the Company to hold an annual shareholder meeting, (ii) divide the Company’s Board into three classes with staggered terms of office, (iii) add information regarding special shareholder meetings, which had previously been included in the Company’s Bylaws, (iv) increase the minimum number of required Trustees from one to three, (v) require that any Trustee appointed by the Board to fill a vacancy be approved by the Company’s shareholders at the next annual meeting, (vi) remove a provision that required at least ten percent of the outstanding shares of the Company to join a shareholder in order to bring a derivative action on behalf of the Company, (vii) remove certain conditions under which a shareholder may bring a derivative action under state securities laws, (viii) add a fiduciary duty to certain determinations made by the Board, (ix) require a majority of the outstanding shares of the Company to approve a merger, reorganization or consolidation of the Company, (x) remove provisions allowing the Trustees to pay themselves special compensation, (xi) require the affirmative vote of a majority of the outstanding shares of the Company for any amendment to the Bylaws that adversely affects the voting rights of the Company’s shareholders, (xii) require notice to be provided to the Company’s shareholders in connection with the Manager’s termination of the Management Agreement, (xiii) remove a provision stating that the appointment, designation or identification of a Trustee as a chairman of the Board, a member or chair of a committee of the Trustees, an expert on any topic or in any area (including an audit committee financial expert), or the lead independent Trustee, or any other special appointment, designation or identification of a Trustee, does not impose on that person any standard of care or liability that is greater than that imposed on that person as a Trustee in the absence of the appointment, designation or identification and (xiv) remove a provision that no Trustee who has special skills or expertise, or is appointed, designated or identified as such, shall be held to a higher standard of care.

Amended and Restated Bylaws

The amendments included in the Bylaws, among other things, (i) require annual shareholder meetings, (ii) provide that any action permitted to be taken at a meeting of shareholders may be taken without a meeting by unanimous consent, (iii) remove information regarding special shareholder meetings, and (iv) require any Trustee appointed by the Board to fill a vacancy to be approved by the Company’s shareholders at the next annual meeting.

Amended and Restated Investment Management Agreement

The amendments included in the Management Agreement, among other things, (i) lower the indemnification and liability standards of the Manager from gross negligence to simple negligence, (ii) provide that the Company’s shareholders be given notice of the Manager’s termination of the Management Agreement, (iii) change the notice period to be provided by the Manager to the Company and its shareholders in the event of the Manager’s termination of the Management Agreement to 120 days, (iv) remove certain expenses that were previously included as expenses to be paid by the Company and (v) clarify certain expenses to be paid by the Manager.

Amended and Restated Investment Subadvisory Agreement

The amendments included in the Subadvisory Agreement, among other things, lower the indemnification and liability standards of the Subadviser from gross negligence to simple negligence.

The foregoing descriptions of the Amended Agreements do not purport to be complete and are qualified in their entirety by reference to copies of the Declaration of Trust, the Bylaws, the form of Management Agreement and the form of Subadvisory Agreement, which are filed as Exhibits 3.2, 3.3, 10.2 and 10.4, respectively, to this Annual Report on Form 10-K and which are incorporated by reference herein.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management

Our business and affairs are managed under the direction of our Board. The Board is classified, with respect to the time for which members of the Board severally hold office, into three classes—Class I, Class II and Class III—as nearly equal in number as reasonably possible, with the Trustees in each Class to hold office until their successors are elected and qualified. Each Trustee holds office for the term for which he or she is elected and until his or her successor is elected and qualified. The term “qualify” is used in the Declaration of Trust and bylaws to describe when a Trustee qualifies to be seated as a Trustee. As such term is currently used, a nominee for election as a Trustee would qualify if such nominee accepts the nomination. Pursuant to the Company’s bylaws, any Trustee nominated for re-election who fails to receive the requisite vote for re-election at an annual meeting of shareholders, and whose successor has neither been elected nor qualified, shall retain his or her position and shall remain a member of the relevant class of Trustees, holding office until the next annual meeting of shareholders. At each succeeding annual meeting of shareholders, the successors to the Class of Trustees whose terms expire at that meeting shall be elected to hold office for terms expiring at the later of the annual meeting of shareholders held in the third year following the year of their election or the election and qualification of their successors. The responsibilities of the Board include, among other things, the oversight of our investment activities, the oversight of the monthly valuation of our assets, oversight of our financing arrangements and corporate governance activities. Our Board consists of four members, three of whom are not “interested persons” of the Company or of the Manager as defined in Section 2(a)(19) of the 1940 Act as determined by the Board in accordance with the standards set forth in Section 2(a)(19) of the 1940 Act. Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or profession relationship with the Company or the Manager. We refer to these individuals as our Independent Trustees. In determining independence, the Board, among other matters, reviews completed Trustee due diligence questionnaires and conducts interviews and background checks, as appropriate. Our Board elects our executive officers, who serve at the discretion of the Board.

Currently, (i) Scott E. Benjamin and Morris L. McNair, III are designated as Class I Trustees for a term expiring on the date of the first annual meeting of shareholders, (ii) Thomas M. Turpin is designated as a Class II Trustee for a term expiring on the date of the second annual meeting of shareholders and (iii) Mary Lee Schneider is designated as a Class III Trustee for a term expiring on the date of the third annual meeting of shareholders.

Trustees

Name(1)	Year of Birth	Position(s)
Independent Trustees(2)
Morris L. McNair, III	1968	Trustee
Mary Lee Schneider	1962	Trustee
Thomas M. Turpin	1960	Trustee
Interested Trustee
Scott E. Benjamin	1973	Trustee & Vice President

(1)	The address for each trustee is c/o PGIM Private Credit Fund, 655 Broad Street, Newark, NJ 07102 4410
(2)	“Interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act. Mr. Benjamin is an “interested person” because of his affiliation with PGIM Investments.

Executive Officers Who are Not Trustees

Name(1)	Year of Birth	Position(s)
Stuart S. Parker	1962	President and Principal Executive Officer
Claudia DiGiacomo	1974	Chief Legal Officer
Andrew Donohue	1972	Chief Compliance Officer
Andrew R. French	1962	Secretary
Melissa Gonzalez	1980	Assistant Secretary
Patrick E. McGuinness	1986	Assistant Secretary
Debra Rubano	1975	Assistant Secretary
George Hoyt	1965	Assistant Secretary
Devan Goolsby	1991	Assistant Secretary
Kelly A. Coyne	1968	Assistant Secretary
Christian J. Kelly	1975	Chief Financial Officer
Elyse M. McLaughlin	1974	Treasurer and Principal Accounting Officer
Robert W. McCormack	1973	Assistant Treasurer
Russ Shupak	1973	Assistant Treasurer

Biographical Information

Our Trustees have been divided into two groups—interested Trustees and independent Trustees. An interested Trustee is an “interested persons” as defined in the 1940 Act.

Independent Trustees

Morris L. McNair, III. Mr. McNair has served as the Chairman of SG Credit Partners, Inc. (lower middle market lender) since August 2019 and the Chief Executive Officer of MidMark Financial Group, Inc. (specialty finance business) since February 2019. Formerly, Mr. McNair was the Founding Partner of Virgo Investment Group (middle-market opportunistic private equity fund) (2010–2019); an Investment Professional at Silver Point Capital (2007–2009); Senior Managing Director at CIT (2001–2007); Vice President at Wachovia’s Corporate Banking Group (1993–2001). Mr. McNair has also held several directorships, including at Lease Corporation of America (2013–2022), Stonegate Capital (Co-Chairman) (2017–2019), AgResource Management/Agrifund (Chairman) (2016–2019), NOW Account Network Corporation (2014–2019), HPF Service (Chairman) (2013–2019), Zippy Shell Incorporated (Chairman) (2015–2018) and Ygrene Energy Fund (2014–2018). Mr. McNair also serves as a Director/Trustee for PGIM Private Real Estate Fund, Inc. (2022-Present), PGIM Credit Income Fund (2023-Present) and PGIM Rock ETF Trust (2023-Present).

Mary Lee Schneider. Formerly, Ms. Schneider was President & Chief Executive Officer of SG360° (direct marketing communications) (2015–2018), President & Chief Executive Officer of Follett Corp. (PreK-12 Educational Technology & Services) (2012–2015); President, Digital Solutions & Chief Technology Officer for RR Donnelley (communications company for marketing, commercial printing and related services) (1992–2012) and worked at McGraw Hill’s Business Week Magazine (1987–1992) and Time Warner (1985–1987). Ms. Schneider has also held several directorship, including as an Independent Director at SGS & Co. (a global brand agency) (2023-Present), an Independent Director at the Larry H. Miller Company (holding company comprised of real estate, healthcare, sports/ entertainment and technology investments) (2015-Present), a Trustee at Penn State University’s Board of Trustees (2015-Present), a Member at Penn State Investment Council and a Member/Co-Chair, Mercy Home for Boys & Girls’ Leader Council (since 2014-Present). Ms. Schneider also serves as a Director/Trustee for PGIM Private Real Estate Fund, Inc. (2022-Present), PGIM Credit Income Fund (2023-Present) and PGIM Rock ETF Trust (2023-Present).

Thomas M. Turpin. Formerly, Mr. Turpin was Chief Operating Officer at Heitman LLC (global real estate investment firm) (2013–2018); Chief Operating Officer and Chief Executive Officer of Old Mutual US Asset Management (institutional and retail asset management business) (2002–2010); Managing Director and Head of Defined Contribution Plans, Putnam (2000–2001); Managing Director and Chief Administrative Officer of the Institutional, Retail and Defined Contributions Business. Mr. Turpin also held positions at Putnam Investments (1993-1999) and The Boston Company (now part of BNY Mellon) (1982–1993). Mr. Turpin has also held several directorships, including as Director, Old Mutual Asset Management Trust Co. (2009–2010), Trustee, Old Mutual Advisors Fund II (2008–2010), and Board Member of numerous investment boutiques majority owned by Old Mutual Asset Management (2004–2010). Mr. Turpin also serves as a Director/Trustee for PGIM Private Real Estate Fund, Inc. (2022-Present), PGIM Credit Income Fund (2023-Present) and PGIM Rock ETF Trust (2023-Present).

Interested Trustees

Scott E. Benjamin, Trustee & Vice President. Mr. Benjamin serves as Executive Vice President (since May 2009) of PGIM Investments LLC; Vice President (since June 2012) of Prudential Investment Management Services LLC; Executive Vice President (since September 2009) of AST Investment Services, Inc.; Senior Vice President of Global Product Management and Marketing, PGIM Investments (since February 2006); Vice President (since September 2023) of the PGIM Credit Income Fund and PGIM Rock ETF Trust; Vice President (since March 2022) of the PGIM Private Real Estate Fund, Inc.; and Vice President (since September 2022) of the PGIM Private Credit Fund. Formerly, Mr. Benjamin served as Vice President of Product Development and Product Management, PGIM Investments LLC (2003–2006). Mr. Benjamin also serves as a Director/Trustee for PGIM Private Real Estate Fund, Inc. (2022-Present), PGIM Credit Income Fund (2023-Present) and PGIM Rock ETF Trust (2023-Present).

Executive Officers Who Are Not Trustees

Stuart S. Parker, President and Principal Executive Officer. Mr. Parker serves as President, Chief Executive Officer, Chief Operating Officer and Officer in Charge of PGIM Investments LLC (formerly known as Prudential Investments LLC) (since January 2012); President and Principal Executive Officer (PEO) (since September 2023) of the PGIM Credit Income Fund and PGIM Rock ETF Trust; President and Principal Executive Officer (PEO) (since March 2022) of the PGIM Private Real Estate Fund, Inc.; and President and Principal Executive Officer (PEO) (since September 2022) of PGIM Private Credit Fund. Formerly, Mr. Parker served as Chief Operating Officer for PGIM Investments LLC (January 2012- January 2024), Executive Vice President of Jennison Associates LLC and Head of Retail Distribution of PGIM Investments LLC (June 2005–December 2011) and on the Investment Company Institute - Board of Governors (since May 2012).

Claudia DiGiacomo, Chief Legal Officer. Ms. DiGiacomo serves as Chief Legal Officer, Executive Vice President and Secretary of PGIM Investments LLC (since August 2020); Chief Legal Officer of Prudential Mutual Fund Services LLC (since August 2020); Chief Legal Officer of PIFM Holdco, LLC (since August 2020); Chief Legal Officer (since September 2023) of the PGIM Credit Income Fund and PGIM Rock ETF Trust; Chief Legal Officer (since September 2022) of the PGIM Private Credit Fund, Chief Legal Officer (since July 2022) of the PGIM Private Real Estate Fund, Inc.; Vice President and Corporate Counsel (since January 2005) of Prudential; and Corporate Counsel of AST Investment Services, Inc. (since August 2020). Formerly, Ms. DiGiacomo was Vice President and Assistant Secretary of PGIM Investments LLC (2005-2020) and an Associate at Sidley Austin Brown & Wood LLP (1999-2004).

Andrew Donohue, Chief Compliance Officer. Mr. Donohue serves as Chief Compliance Officer (since May 2023) of the PGIM Funds, Target Funds, PGIM ETF Trust, PGIM Global High Yield Fund, Inc., PGIM High Yield Bond Fund, Inc., PGIM Short Duration High Yield Opportunities Fund, Advanced Series Trust, The Prudential Series Fund, Prudential’s Gibraltar Fund, Inc., PGIM Private Credit Fund, PGIM Private Real Estate Fund, Inc.; Vice President, Chief Compliance Officer of PGIM Investments LLC (since September 2022); Chief Compliance Officer (since September 2023) of the PGIM Credit Income Fund and PGIM Rock ETF Trust; Chief Compliance Officer of AST Investment Services, Inc. (since October 2022). Formerly, Mr. Donohue held various senior compliance roles within Principal Global Investors, LLC., global asset management for Principal Financial (2011-2022), most recently as Global Chief Compliance Officer (2016-2022).

Andrew R. French, Secretary. Mr. French serves as Vice President (since December 2018) of PGIM Investments LLC; Secretary (since September 2023) of the PGIM Credit Income Fund and PGIM Rock ETF Trust; Secretary (since September 2022) of the PGIM Private Credit Fund; Secretary (since March 2022) of the PGIM Private Real Estate Fund, Inc. Formerly, Mr. French served as Vice President and Corporate Counsel (2010-2018) of Prudential; Director and Corporate Counsel (2006-2010) of Prudential; Vice President and Assistant Secretary (since January 2007) of PGIM Investments LLC and Vice President and Assistant Secretary (since January 2007) of Prudential Mutual Fund Services LLC.

Melissa Gonzalez, Assistant Secretary. Vice President and Corporate Counsel (since September 2018) of Prudential; Vice President and Assistant Secretary (since August 2020) of PGIM Investments LLC; Assistant Secretary (since September 2023) of the PGIM Credit Income Fund and the PGIM Rock ETF Trust; Assistant Secretary (since September 2022) of the PGIM Private Credit Fund; Assistant Secretary (since March 2022) of the PGIM Private Real Estate Fund, Inc.; formerly Director and Corporate Counsel (March 2014-September 2018) of Prudential.

Patrick E. McGuinness, Assistant Secretary. Vice President and Assistant Secretary (since August 2020) of PGIM Investments LLC; Director and Corporate Counsel (since February 2017) of Prudential; Assistant Secretary (since September 2023) of the PGIM Credit Income Fund and the PGIM Rock ETF Trust; Assistant Secretary (since September 2022) of the PGIM Private Credit Fund; Assistant Secretary (since March 2022) of the PGIM Private Real Estate Fund, Inc.

Debra Rubano, Assistant Secretary. Vice President and Corporate Counsel (since November 2020) of Prudential; Assistant Secretary (since September 2023) of the PGIM Credit Income Fund and the PGIM Rock ETF Trust; Assistant Secretary (since September 2022) of the PGIM Private Credit Fund; Assistant Secretary (since March 2022) of the PGIM Private Real Estate Fund, Inc; formerly Director and Senior Counsel of Allianz Global Investors U.S. Holdings LLC (2010-2020) and Assistant Secretary of numerous funds in the Allianz fund complex (2015-2020).

George Hoyt, Assistant Secretary. Vice President and Corporate Counsel of Prudential (since September 2023); Assistant Secretary (since September 2023) of the PGIM Rock ETF Trust, PGIM Credit Income Fund, PGIM Private Credit Fund and PGIM Private Real Estate Fund, Inc.; formerly Associate General Counsel of Franklin Templeton and Secretary and Chief Legal Officer of certain funds in the Franklin Templeton complex (2020-2023) and Managing Director (2016-2020) and Associate General Counsel for Legg Mason, Inc. and its predecessors (2004-2020).

Devan Goolsby, Assistant Secretary. Vice President and Corporate Counsel of Prudential (since May 2023); Assistant Secretary (since September 2023) of the PGIM Rock ETF Trust, PGIM Credit Income Fund, PGIM Private Credit Fund and PGIM Private Real Estate Fund, Inc.; formerly Associate at Eversheds Sutherland (US) LLP (2021-2023); Compliance Officer at Bloomberg LP (2019-2021); and an Examiner at the Financial Industry Regulatory Authority (2015-2019).

Kelly A. Coyne, Assistant Secretary. Director, Investment Operations of Prudential Mutual Fund Services LLC (since 2010); Assistant Secretary (since September 2023) of the PGIM Credit Income Fund; Assistant Secretary (since September 2022) of the PGIM Private Credit Fund; Assistant Secretary (since March 2022) of the PGIM Private Real Estate Fund, Inc.

Christian J. Kelly, Chief Financial Officer. Mr. Kelly serves as Vice President, Global Head of Fund Administration of PGIM Investments LLC (since November 2018); Chief Financial Officer and Principal Financial Officer (since March 2023) of PGIM Investments mutual funds, closed end funds and ETFs, Advanced Series Trust Portfolios, Prudential Series Funds and Prudential Gibraltar Fund; Chief Financial Officer of PGIM Credit Income Fund and PGIM Rock ETF Trust (since September 2023); Chief Financial Officer of PGIM Private Credit Fund (since September 2022) and Chief Financial Officer of PGIM Private Real Estate Fund, Inc. (since July 2022). Formerly, Mr. Kelly served as Treasurer and Principal Financial Officer (January 2019-March 2023) of PGIM Investments mutual funds, closed end funds and ETFs, Advanced Series Trust Portfolios, Prudential Series Funds and Prudential Gibraltar Fund; formerly Treasurer and Principal Financial Officer (March 2022 - July 2022) of the PGIM Private Real Estate Fund, Inc.; formerly Director of Fund Administration of Lord Abbett & Co. LLC (2009-2018), Treasurer and Principal Accounting Officer of the Lord Abbett Family of Funds (2017-2018); Director of Accounting, Avenue Capital Group (2008-2009) and Senior Manager, Investment Management Practice of Deloitte & Touche LLP (1998-2007).

Elyse M. McLaughlin, Treasurer and Principal Accounting Officer. Ms. McLaughlin serves as Vice President (since 2017) within PGIM Investments Fund Administration; Treasurer and Principal Accounting Officer of the Advanced Series Trust, the Prudential Series Fund and the Prudential’s Gibraltar Fund, Inc. (since March 2023); Treasurer and Principal Accounting Officer (since September 2023) of the PGIM Rock ETF Trust; Treasurer and Principal Accounting Officer (since September 2022) of the PGIM Private Credit Fund; Assistant Treasurer (since September 2023) of the PGIM Credit Income Fund; Assistant Treasurer (since March 2022) of the PGIM Private Real Estate Fund, Inc.; and Assistant Treasurer of PGIM Investments mutual funds, closed end funds and PGIM ETF Trust (since October 2019). Formerly, Ms. McLaughlin served as Director (2011-2017) within PGIM Investments Fund Administration.

Robert W. McCormack, Assistant Treasurer. Vice President (since 2019) within PGIM Investments Fund Administration; Assistant Treasurer (since March 2023) of PGIM Investments mutual funds, closed end funds, PGIM ETF Trust, Advanced Series Trust Portfolios, Prudential Series Funds and Prudential Gibraltar Fund, Inc.; Assistant Treasurer (since September 2023) of the PGIM Credit Income Fund and the PGIM Rock ETF Trust; Assistant Treasurer (since September 2022) of the PGIM Private Credit Fund; Assistant Treasurer (since March 2022) of the PGIM Private Real Estate Fund, Inc.; formerly Director (2016-2019) within PGIM Investments Fund Administration; formerly Vice President within Goldman, Sachs & Co. Investment Management Controllers (2008-2016), Assistant Treasurer of Goldman Sachs Family of Funds (2015-2016).

Russ Shupak, Assistant Treasurer. Vice President (since 2017) within PGIM Investments Fund Administration; Treasurer and Principal Accounting Officer of PGIM Investments mutual funds, closed end funds and PGIM ETF Trust (since March 2023); Treasurer and Principal Accounting Officer (since September 2023) of the PGIM Credit Income Fund; Treasurer and Principal Accounting Officer (since July 2022) of the PGIM Private Real Estate Fund, Inc.; Assistant Treasurer (since September 2023) of the PGIM Rock ETF Trust; Assistant Treasurer (since September 2022) of the PGIM Private Credit Fund; formerly Assistant Treasurer (March 2022 – July 2022) of the PGIM Private Real Estate Fund, Inc.; Assistant Treasurer of Advanced Series Trust Portfolios, Prudential Series Funds and Prudential’s Gibraltar Fund, Inc. (since October 2019); formerly director (2013-2017) within PGIM Investments Fund Administration.

Corporate Governance

Board Leadership Structure

Our business and affairs are managed under the direction of our Board. Among other things, our Board sets broad policies for us and approves the appointment of our investment adviser, administrator and officers. The role of our Board, and of any individual Trustee, is one of oversight and not of management of our day-to-day affairs.

Under the Company’s bylaws, its Board may designate one of its Trustees as chair to preside over meetings of our Board and meetings of shareholders, and to perform such other duties as may be assigned to him or her by the Company’s Board. The Board has appointed Thomas M. Turpin to serve in the role of chairperson of the Board. The chairperson’s role is to preside at all meetings of the Board and to act as a liaison with the Manager, counsel and other Trustees generally between meetings. The chairperson serves as a key point person for dealings between management and the Trustees. The chairperson also may perform such other functions as may be delegated by the Board from time to time. The Board reviews matters related to its leadership structure annually. The Board has determined that its leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of Trustees and the full board in a manner that enhances effective oversight.

The Company’s Board believes that its leadership structure is the optimal structure for us at this time. The Board, which will review its leadership structure periodically as part of its annual self-assessment process, further believes that its structure is presently appropriate to enable it to exercise its oversight of the Company.

Board Role in Risk Oversight

The Board performs its risk oversight function primarily through (i) its standing committees, which report to the entire Board and are comprised solely of Independent Trustees, and (ii) active monitoring of our chief compliance officer and our compliance policies and procedures. Oversight of other risks is delegated to the committees.

Oversight of our investment activities extends to oversight of the risk management processes employed by the Subadviser as part of their day-to-day management of the Company’s investment activities. The Board anticipates reviewing risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Subadviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board’s risk oversight function is to ensure that the risks associated with the Company’s investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of investments.

The Company believes that the role of its Board in risk oversight is effective and appropriate given the extensive regulation to which the Company is already subject as a BDC. As a BDC, the Company is required to comply with certain regulatory requirements that control the levels of risk in its business and operations. For example, the Company is limited in its ability to enter into transactions with its affiliates, including investing in any portfolio company in which one of its affiliates currently has an investment.

Committees of the Board of Trustees

Our Board currently has two committees: an audit committee and a nominating and governance committee. The audit committee and nominating and governance committee are comprised solely of Independent Trustees. We do not have a compensation committee because our executive officers do not receive any direct compensation from us.

Audit Committee. The audit committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the audit committee. The primary function of the audit committee is to serve as an independent and objective party to assist the Board in selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefore), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The audit committee is presently composed of three persons, including Morris L. McNair, III, Mary Lee Schneider and Thomas M. Turpin, all of whom are considered independent for purposes of the 1940 Act. Morris L. McNair, III serves as the chair of the audit Committee. Our Board has determined that Morris L. McNair, III qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act. Each of the members of the audit committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Company or of the Manager as defined in Section 2(a)(19) of the 1940 Act.

A copy of the charter of the audit committee is available in print to any shareholder who requests it.

Nominating and Governance Committee. The nominating and governance committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the nominating and governance committee, including making nominations for the appointment or election of Independent Trustees. The nominating and governance committee consists of three persons, including Morris L. McNair, III, Mary Lee Schneider and Thomas M. Turpin, all of whom are considered independent for purposes of the 1940 Act. Mary Lee Schneider serves as the chair of the nominating and governance committee.

The nominating and governance committee will consider nominees to the Board recommended by a shareholder, if such shareholder complies with the advance notice provisions of our bylaws. Our bylaws provide that a shareholder who wishes to nominate a person for election as a Trustee at a meeting of shareholders must deliver written notice to our Corporate Secretary. This notice must contain, as to each nominee, all of the information relating to such person as would be required to be disclosed in a proxy statement meeting the requirements of Regulation 14A under the Exchange Act, and certain other information set forth in the bylaws.

A copy of charter of the nominating and governance committee is available in print to any shareholder who requests it.

Communications Between Shareholders and the Board of Trustees

Shareholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual Trustees or any group or committee of Trustees, correspondence should be addressed to the Board or any such individual Trustees or group or committee of Trustees by either name or title. All such correspondence should be sent c/o PGIM Private Credit Fund, 655 Broad Street, Newark, NJ 07102-4410, Attention: Chief Compliance Officer.

Code of Ethics

We have adopted a Code of Ethics which applies to our principal executive officer, principal financial officer and principal accounting officer. We intend to disclose any amendment to or waiver of our Code of Ethics on behalf of an executive officer or director either on our website or in an 8-K filing. Additionally, we and the Manager have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions, which are filed as exhibits to our Registration Statement on Form N-2 and available on the EDGAR Database at http://www.sec.gov.

Delinquent Section 16(a) Reports

Section 16(a) of the 1940 Act requires our executive officers, members of our Board, and persons who own more than ten percent of our shares to file initial reports of ownership and reports of changes in ownership with the SEC. To our knowledge, based solely on our review of such reports filed with the SEC, we believe that, with respect to fiscal year ended December 31, 2023, and through the date hereof, such persons complied with all such filing requirements, except that the purchase by PGIM Strategic Investments, Inc. of Class I Shares of the Company was not timely made, and that, as part of an internal transfer of Class I Shares from PGIM Strategic Investments, Inc. to PICA the filing of a Form 3 for PICA and the filing of a Form 4 for PGIM Strategic Investments, Inc. were not timely made.

Item 11. Executive Compensation.

Compensation of Executive Officers

None of the Company’s officers receive direct compensation from the Company. We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Manager or its affiliates pursuant to the terms of the Management Agreement. Each of our executive officers described in “Item 10. Directors, Executive Officers and Corporate Governance” is employed by the Manager or its affiliates. Our day-to-day investment operations will be managed by the Subadviser. The services necessary for the sourcing and administration of our investment portfolio will be provided by investment professionals employed by the Manager or its affiliates. The Investment Team will focus on origination and transaction development and the ongoing monitoring of our investments.

Compensation of Trustees

Our Trustees who do not also serve in an executive officer capacity for us or the Manager are entitled to receive annual cash retainer fees, fees for participating in the in-person board and committee meetings and annual fees for serving as a committee chairperson.

				Total Compensation
	Estimated	Pension or Retirement		from Company and
	Aggregate Fiscal	Benefits	Estimated Annual	Fund Complex for
	Year	Accrued as Part of Company	Benefits	Most
Name	Compensation from Company(1)	Expenses	Upon Retirement	Recent Calendar Year (1)(2)
Morris L. McNair, III	$58,000	None	None	$155,000	(4/27)
Mary Lee Schneider	$58,000	None	None	$155,000	(4/27)
Thomas M. Turpin	$60,000	None	None	$160,000	(4/27)
(1)	The table sets forth estimated compensation to be paid during the fiscal year ended December 31, 2023.
(2)

Number of funds and portfolios represent those in existence as of December 31, 2023 and excludes funds that have merged or liquidated during the year. Additionally, the number of funds and portfolios includes those that are approved as of December 31, 2023, even though such funds or portfolios may commence operations after that date. No compensation is paid out from such funds/portfolios.

We also reimburse each of the Trustees for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.

We will not pay compensation to our Trustees who also serve in an executive officer capacity for the Company, the Manager or the Subadviser.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our Board of Trustees and our Board of Trustees does not make determinations regarding compensation of executive officers because we do not directly pay any compensation to our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth, as of March 25, 2024, information with respect to the beneficial ownership of our Common Shares by:

•	each person known to us to be expected to beneficially own more than 5% of the outstanding Common Shares;
•	each of our Trustees and each executive officers; and
•	all of our Trustees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no Common Shares subject to options that are currently exercisable or exercisable.

Name	Type of Ownership	Number of Shares	Percentage
Independent Trustees
Morris L. McNair, III	—	—	—
Mary Lee Schneider	—	—	—
Thomas M. Turpin	—	—	—
Interested Trustee
Scott E. Benjamin	—	—	—
Executive Officers Who Are Not Trustees
Stuart S. Parker	Direct	20,243	*
Claudia DiGiacomo	—	—	—
Andrew Donohue	—	—	—
Andrew R. French	—	—	—
Melissa Gonzalez	—	—	—
Patrick E. McGuinness	—	—	—
Debra Rubano	—	—	—
George Hoyt	—	—	—
Devan Goolsby	—	—	—
Kelly A. Coyne	—	—	—
Christian J. Kelly	—	—	—
Elyse M. McLaughlin	—	—	—
Robert W. McCormack	—	—	—
Russ Shupak	—	—	—
All officers and Trustees as a group (10 persons)	Direct	20,243	*
5% Shareholders
Prudential Insurance Company of America(1)(2)	Direct	4,360,784	99.4%

*Less than 1%

(1)	Prudential Insurance Company of America directly holds an aggregate of 4,360,784 Class I Common Shares. PICA owns 99.4% of the Company.
(2)	The address of Prudential Insurance Company of America is 751 Broad Street, Newark, NJ 07102.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Management Agreement; Subadvisory Agreement

We have entered into the Management Agreement pursuant to which the Manager is entitled to receive a base management fee and an incentive fee. The base management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month after the Company elects to be regulated as a BDC under the 1940 Act, and first publicly sells its shares to a person or entity other than the Manager or its affiliates.

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains.

In addition, pursuant to the Management Agreement, we will reimburse the Manager for certain expenses as they occur. See “Item 1. Business—Management Agreement,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Components of Our Results of Operations—Expenses.” The Management Agreement has been approved by the Board. Unless earlier terminated, the Management Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board, including a majority of Independent Trustees, or by the holders of a majority of our outstanding voting securities.

The Manager has contractually agreed to waive its base management fee and incentive fee in its entirety from May 5, 2024 through December 31, 2024 (the “Waiver Period”). The Manager had previously agreed to waive its management fee and incentive fee from May 5, 2023, the effective date of the Company’s registration statement, to May 5, 2024.

The Manager will pay a portion of the management fees and incentive fees it receives from the Company to the Subadviser. No advisory fees will be paid by the Company directly to the Subadviser. The Subadviser has contractually agreed to waive its portion of the management fees and incentive fees in their entirety for the Waiver Period.

Co-Investment Relief

The Company has received exemptive relief that allows the Company to co-invest in certain transactions with certain affiliates of the Manager. The relief permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Manager and certain funds managed and controlled by the Manager and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Company’s Board has established criteria (“Board Criteria”) clearly defining co-investment opportunities in which the Company will have the opportunity to participate with one or more other public or private PPC funds and managed accounts that target similar assets. If an investment falls within the Board Criteria, PPC must offer an opportunity for the Company to participate. The Company may participate or may not participate, depending on whether PPC determines that the investment is appropriate for the Company (e.g., based on investment strategy). If PPC determines that such investment is not appropriate for us, the investment will not be allocated to us, but PPC will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.

Intermediary Manager Agreement

The Company entered into the Intermediary Manager Agreement with PIMS, an affiliate of the Manager, who is the principal underwriter and distributor of the Company’s Common Shares. Pursuant to the Intermediary Manager Agreement, PIMS is entitled to receive shareholder servicing and/or distribution fees with respect to the Class S and Class D Shares on an annualized basis as a percentage of the NAV for such class, subject to the inception of each class. See “Item 8. Financial Statements and Supplementary Data—Notes to Financial Statements—Note 3. Management Agreement and Transactions with Affiliates— Intermediary Manager Agreement.”

Plan Administrator

PMFS serves as the transfer and dividend disbursing agent of the Company. PMFS provides customary transfer agency services to the Company, including the handling of shareholder communications, the processing of shareholder transactions, the maintenance of shareholder account records, the payment of dividends and distributions, and related functions. PMFS is an affiliate of the Manager.

Expense Limitation and Reimbursement Agreement

Pursuant to an Expense Limitation and Reimbursement Agreement, for the ELRA Period, the Manager has contractually agreed to waive its fees and/or reimburse expenses of the Company so that the Company’s Specified Expenses will not exceed 0.50% of net assets (annualized). The Company has agreed to repay these amounts, when and if requested by the Manager, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Manager waived or reimbursed such fees or expenses. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” and “Item 8. Financial Statements and Supplementary Data—Notes to Financial Statements—Note 3. Management Agreement and Transactions with Affiliates—Expense Limitation and Reimbursement Agreement.”

Statement of Policy Regarding Transactions with Related Persons

The Board will conduct quarterly reviews of any potential related party transactions brought to its attention and, during these reviews, it will consider any conflicts of interest brought to its attention pursuant to the Company’s compliance policies and procedures. Each of the Company’s trustees and executive officers is subject to the Company’s Code of Ethics, which places restrictions on related party transactions, and is instructed and periodically reminded to inform the Company’s Chief Compliance Officer or her designee of any potential related party transactions. In addition, each such trustee and executive officer completes a questionnaire on an annual basis designed to elicit information about any potential related party transactions.

Trustee Independence

For information regarding the independence of our Trustees, see “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate audit related fees billed by PricewaterhouseCoopers LLP for the year ended December 31, 2023 and for the period from December 13, 2022 (commencement of operations) to December 31, 2022 were $320.0 thousand and $60.0 thousand, respectively.

Fees included in the audit fees category are those associated with the annual audit of the Company’s financial statements and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

The aggregate audit fees billed by PricewaterhouseCoopers LLP for the year ended December 31, 2023 and for the period from December 13, 2022 (commencement of operations) through December 31, 2022 were $0 and $0, respectively.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s consolidated financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

No audit related fees were billed by PricewaterhouseCoopers LLP to the Manager, or any entity controlling, controlled by, or under common control with, the Manager, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2023 and for the period from December 13, 2022 (commencement of operations) through December 31, 2022.

Tax Fees

The aggregate tax fees billed by PricewaterhouseCoopers LLP for the year ended December 31, 2023 and for the period from December 13, 2022 (commencement of operations) through December 31, 2022 were $0 and $0, respectively.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed by PricewaterhouseCoopers LLP to the Manager, or any entity controlling, controlled by, or under common control with, the Manager, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2023 and for the period from December 13, 2022 (commencement of operations) through December 31, 2022.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP for products and services provided to the Company, other than the services reported in “Audit Fees and Audit-Related Fees” above, for the year ended December 31, 2023 and for the period from December 13, 2022 (commencement of operations) through December 31, 2022.

No fees were billed by PricewaterhouseCoopers LLP to the Manager, or any entity controlling, controlled by, or under common control with, the Manager, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2023 and for the period from December 13, 2022 (commencement of operations) through December 31, 2022.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Manager and service affiliates by PricewaterhouseCoopers LLP for non-audit services for the year ended December 31, 2023 and for the period from December 13, 2022 (commencement of operations) through December 31, 2022. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

Pre-Approval of Audit and Non-Audit Services Provided to the Company

Our Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for us. All of the audit and non-audit services described above for which PricewaterhouseCoopers LLP billed us for the fiscal year ended December 31, 2023 and for the period from December 13, 2022 (commencement of operations) through December 31, 2022 were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements – Financial statements are included in Item 8. See the Index to the financial statements on page 77 of this Annual Report on Form 10-K.
(2)

Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the statements or notes to the financial statements.

(3) Exhibits – The following is a list of all exhibits filed as a part of this Annual Report on Form 10-K, including those incorporated by reference

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Certificate of Amendment to the Certificate of Trust of the Registrant(1)
3.2	Second Amended and Restated Agreement and Declaration of Trust of the Registrant(15)
3.3	Amended and Restated Bylaws of the Registrant(15)
4.1	Form of Subscription Agreement(15)
4.2	Description of Registrant’s Securities (15)
10.1	Management Agreement between PGIM Private Credit Fund and PGIM Investments LLC, dated May 5, 2023(2)
10.2	Form of Amended and Restated Management Agreement between PGIM Private Credit Fund and PGIM Investments LLC(15)
10.3	Subadvisory Agreement between PGIM Investments LLC and PGIM, Inc., dated May 5, 2023(3)
10.4	Form of Amended and Restated Subadvisory Agreement between PGIM Investments LLC and PGIM, Inc.(15)
10.5	Management Fee Waiver Letter between PGIM Private Credit Fund and PGIM Investments LLC, dated May 5, 2023(4)
10.6	Management Fee Waiver Letter between PGIM Private Credit Fund and PGIM Investments LLC, dated February 23, 2024(5)
10.7	Subadvisory Fee Waiver Letter between PGIM Investments LLC and PGIM, Inc., dated May 5, 2023(6)
10.8	Subadvisory Fee Waiver Letter between PGIM Investments LLC and PGIM, Inc., dated February 23, 2024(7)
10.9	Expense Limitation and Reimbursement Agreement between PGIM Private Credit Fund and PGIM Investments LLC, dated May 5, 2023(8)
10.10	Intermediary Manager Agreement between PGIM Private Credit Fund and Prudential Investment Management Services, LLC, dated May 5, 2023(9)
10.11	Transfer Agency and Service Agreement between PGIM Private Credit Fund and Prudential Mutual Fund Services LLC, dated April 3, 2023(10)
10.12	Distribution and Servicing Plan, dated June 20, 2023(11)
10.13	Multi-Class Plan, dated June 20, 2023(12)
10.14	Form of Selected Intermediary Agreement(13)
10.15	Custodian Agreement between PGIM Private Credit Fund and State Street Bank and Trust Company, dated October 28, 2022(15)
10.16	Administration Agreement between PGIM Private Credit Fund and State Street Bank and Trust Company, dated November 7, 2022(15)
10.17

Senior Secured Revolving Credit Agreement, dated as of October 30, 2023, by and among PGIM Private Credit Fund and Sumitomo Mitsui Banking Corporation as administrative agent, collateral agent, syndication agent, lead arranger and joint book runner(14)

14.1	Code of Ethics for Principal Executive and Principal Financial Officers of the Registrant(15)
31.1

Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(15)

31.2

Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(15)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(15)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(15)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to Exhibit (a)(1) to the Company’s Registration Statement on Form N-2, filed on November 1, 2022.
(2)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed on August 11, 2023.
(3)	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed on August 11, 2023.
(4)	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed on August 11, 2023.
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 29, 2024.
(6)	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q, filed on August 11, 2023.
(7)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 29, 2024.
(8)	Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, filed on August 11, 2023.
(9)	Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q, filed on August 11, 2023.
(10)	Incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q, filed on August 11, 2023.
(11)	Incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q, filed on August 11, 2023.
(12)	Incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q, filed on August 11, 2023.
(13)	Incorporated by reference to Exhibit (h)(2) to the Company’s Registration Statement on Form N-2, filed on November 10, 2022.
(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 1, 2023.

(15) Filed Herewith

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PGIM PRIVATE CREDIT FUND

Date: March 25, 2024	By:	/s/ Stuart S. Parker
Name: Stuart S. Parker
Title: President and Principal Executive Officer

Pursuant to the requirements of the Securities Act, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the date indicated.

Signature	Title	Date

/s/ Stuart S. Parker	President and Principal Executive Officer	March 25, 2024
Stuart S. Parker

/s/ Christian J. Kelly	Chief Financial Officer (Principal Financial Officer)	March 25, 2024
Christian J. Kelly

/s/ Elyse McLaughlin	Treasurer and Principal Accounting Officer	March 25, 2024
Elyse McLaughlin

/s/ Scott Benjamin	Trustee and Vice President	March 25, 2024
Scott Benjamin

/s/ Thomas M. Turpin	Trustee and Chairperson	March 25, 2024
Thomas M. Turpin

/s/ Morris L. McNair, III	Trustee	March 25, 2024
Morris L. McNair, III

/s/ Mary Lee Schneider	Trustee	March 25, 2024
Mary Lee Schneider