Form 10-Q
period 2024-03-31
PGIM Private Credit Fund
filed 2024-05-13
CIK 1923622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

The number of shares of Registrant’s common shares of beneficial interest, $0.001 par value per share, outstanding as of May 13, 2024 was 4,482,287, 430 and 432 of Class I, Class S and Class D, respectively.

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

You should carefully review the “Risk Factors” section in Item 1A in the Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of the risks and uncertainties that the Company believes are material to its business, operating results, prospects and financial condition. Except as otherwise required by federal securities laws, the Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Financial Statements.

PGIM Private Credit Fund

Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Investments at fair value
Non-affiliated investments (cost of $112,268 and $100,588, respectively)(1)	$112,454	$101,019
Cash and cash equivalents	2,527	16,079
Foreign currency, at value (cost of $817 and $197, respectively)	816	199
Interest receivable from non-affiliated investments	841	584
Deferred financing costs	1,099	1,159
Receivable for investments sold	—	21
Unrealized appreciation on OTC forward foreign currency exchange contracts	178	—
Due from Manager	696	1,273
Other assets	23	40
Total assets	$118,634	$120,374

LIABILITIES
Debt (Note 6)	6,700	—
Distribution payable (Note 8)	995	12,093
Unrealized depreciation on OTC forward foreign currency exchange contracts	3	282
Professional fees payable	837	962
Pricing fees payable	132	105
Interest payable	139	98
Blue sky fees payable	90	—
Custodian and accounting fees payable	74	74
Transfer agent's fees payable	5	14
Affiliated transfer agent’s fees payable	4	2
Accrued expense and other liabilities	74	45
Total liabilities	$9,053	$13,675

Commitments and contingencies (Note 7)

NET ASSETS
Common shares, $0.001 par value (unlimited shares authorized; 4,422,812 and 4,323,128 shares issued and outstanding, respectively)	4	4
Paid in capital in excess of par	109,073	106,610
Total distributable earnings/(accumulated losses)	504	85
Total net assets	$109,581	$106,699
Total liabilities and net assets	$118,634	$120,374
NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$109,559	$106,679
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	4,421,958	4,322,364
Net asset value per share	$24.78	$24.68

Class S Shares:
Net assets	$11	$10
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	426	382
Net asset value per share	$25.22	$25.13

Class D Shares:
Net assets	$11	$10
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	428	382
Net asset value per share	$25.21	$25.13
(1)	Includes fair value of unfunded loan commitments which are disclosed in footnote seven within the Schedule of Investments and Note 7. Commitments and Contingencies.

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Statements of Operations
(in thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2024		March 31, 2023
Investment income
From non-affiliated investments:
Interest income	$3,463		$565
Dividend income	120		40
Fee income	59		—
Total investment income	3,642		605

Expenses
Professional fees	575		25
Management fees (Note 3)	336		—
Interest expense	251		—
Income based incentive fees (Note 3)	220		—
Capital gains incentive fees (Note 3)	34		—
Blue sky fees	90		—
Custodian and accounting fees	67		45
Trustees’ fees	47		44
Transfer agent’s fees and expenses (including affiliated expense of $6) (Note 3)	28		—
Pricing fees	27		—
Shareholders' reports	26		—
Servicing and distribution fees	—	(*)	—
Other general & administrative	28		16
Total expenses	1,729		130
Expense reimbursement (Note 3)	(795)		(78)
Incentive fees waived (Note 3)	(254)		—
Management fees waived (Note 3)	(336)		—
Net expenses	344		52
Net investment income (loss)	3,298		553

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-affiliated investments transactions	—		—
Forward foreign currency contracts transactions	(144)		—
Foreign currency transactions	9		12
Net realized gain (loss)	(135)		12
Net change in unrealized appreciation (depreciation):
Non-affiliated investments	(245)		79
Forward foreign currency contracts	457		(11)
Foreign currency	(3)		(5)
Net change in unrealized appreciation (depreciation)	209		63
Net realized and unrealized gain (loss)	74		75
Net increase (decrease) in net assets resulting from operations	$3,372		$628

(*)Less than $500

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2024		March 31, 2023
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$3,298		$553
Net realized gain (loss)	(135)		12
Net change in unrealized appreciation (depreciation)	209		63
Net increase (decrease) in net assets resulting from operations	3,372		628

Distributions to common shareholders
Class I	(2,953)		—
Class S	—	(*)	—
Class D	—	(*)	—
Net decrease in net assets resulting from distributions	(2,953)		—

Share transactions
Class I:
Proceeds from shares sold	500		54,400
Distributions reinvested	1,961		—
Class S:
Distributions reinvested	1		—
Class D:
Distributions reinvested	1		—
Net increase (decrease) from share transactions	2,463		54,400
Total increase (decrease) in net assets	2,882		55,028
Net Assets, beginning of period	106,699		11,745
Net Assets, end of period	$109,581		$66,773

(*)Less than $500

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$3,372	$628
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	245	(79)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(457)	11
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	3	5
Net realized (gain) loss on investments	—	—
Net accretion of discount and amortization of premium	(166)	(28)
Amortization of deferred financing costs	60	—
Purchases of investments	(14,386)	(32,527)
Proceeds from principal repayments	2,872	237
Changes in operating assets and liabilities:
Interest receivable from non-affiliated investments	(257)	(347)
Receivable for investments sold	21	(79)
Due from Manager	577	(78)
Other assets	17	1
Professional fees payable	(125)	25
Pricing fees payable	27	—
Interest payable	41	—
Blue sky fees payable	90	—
Custodian and accounting fees payable	—	45
Payable to custodian	—	586
Transfer agent’s fees payable	(9)	—
Affiliated transfer agent's fees payable	2	—
Accrued expenses and other liabilities	29	60
Net cash provided by (used in) operating activities	(8,044)	(31,540)

Cash flows from financing activities:
Borrowings of debt	6,700	—
Proceeds from issuance of common shares	500	54,400
Distributions paid in cash	(12,088)	—
Net cash provided by (used in) financing activities	(4,888)	54,400

Net increase (decrease) in cash and cash equivalents, including foreign currency	(12,932)	22,860
Effect of foreign exchange rate changes on cash and cash equivalents	(3)	(5)
Cash and cash equivalents, beginning of period	16,278	3,218
Cash and cash equivalents, end of period, including foreign currency	$3,343	$26,073

Supplemental information and non-cash activities:
Interest paid during the period	$150	$—
Distribution payable	$995	$—
Issuance of common shares in connection with distribution reinvestment plan	$1,963	$—

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments

March 31, 2024

(in thousands)

(Unaudited)

	Reference					Par
	Rate and				Maturity	Amount/			Fair	% of
Investments(1)(10)	Spread (2)			Interest Rate(2)	Date	Units		Cost(3)	Value	Net Assets
Investments—non-affiliated
First Lien Debt(4) (5)
Aerospace & Defense
Nest Bidco GMBH (Germany) (8)	3M	E +	6.00%	9.89%	1/16/2030	EUR	3,246	$3,450	$3,399	3.10%
Nest Bidco GMBH (Delayed Draw) (Germany) (7) (8)	3M	E +	6.00%	9.89%	1/16/2030	EUR	877	(21)	(27)	(0.02)
								3,429	3,372	3.08
Beverages
Suja Merger Sub, LLC (6)	1M	S +	5.60%	10.93%	8/23/2027		2,970	2,942	2,954	2.70
								2,942	2,954	2.70
Business Services
Eureka Entertainment, LLC	1M	S +	6.85%	12.18%	12/20/2027		2,122	2,087	2,093	1.91
Eureka Entertainment, LLC (Revolver) (7)	1M	S +	6.85%	12.18%	12/20/2027		319	77	79	0.07
								2,164	2,172	1.98
Chemicals
AgroFresh, Inc.	1M	S +	6.35%	11.68%	3/31/2029		5,798	5,652	5,656	5.16
AgroFresh, Inc.	1M	E +	7.00%	10.84%	3/31/2029	EUR	807	853	849	0.78
AgroFresh, Inc. (Revolver) (7)	1M	S +	6.35%	11.68%	3/31/2028		566	269	269	0.25
Airedale Newco Limited (United Kingdom) (8)	3M	SN +	6.25%	11.44%	12/21/2028	GBP	5,180	6,394	6,378	5.82
Airedale Newco Limited (Revolver) (United Kingdom) (7) (8)	3M	SN +	6.25%	11.44%	12/21/2028	GBP	781	(29)	(24)	(0.02)
Kandelium Group GmbH (France) (8)	3M	S +	6.22%	11.59%	11/22/2030		1,926	1,871	1,878	1.71
Kandelium Group GmbH (France) (8)	6M	E +	5.50%	9.55%	11/22/2030	EUR	3,024	3,199	3,181	2.90
Kandelium Group GmbH (Delayed Draw) (France) (7) (8)	3M	S +	6.22%	11.59%	11/22/2030		1,284	(18)	(32)	(0.03)
								18,191	18,155	16.57
Commercial Services & Supplies
CI(MG) Intermediate, LLC	3M	S +	7.15%	12.49%	3/24/2028		2,048	1,991	2,000	1.83
CI(MG) Intermediate, LLC (Delayed Draw) (7) (11)	3M	S +	7.15%	12.46%	3/24/2028		1,155	869	874	0.80
				12.49%
CI(MG) Intermediate, LLC (Revolver) (7)	3M	S +	7.15%	12.49%	3/24/2028		257	(7)	(6)	(0.01)
HEF Safety Ultimate Holdings, LLC	3M	S +	5.75%	11.05%	11/19/2029		2,061	2,013	2,022	1.84
HEF Safety Ultimate Holdings, LLC (Delayed Draw) (7)	3M	S +	5.75%	11.05%	11/19/2029		563	(7)	(11)	(0.01)
HEF Safety Ultimate Holdings, LLC (Revolver) (7)	3M	S +	5.75%	11.05%	11/19/2029		297	72	74	0.07
ZircoData Holdings Pty Ltd (Australia) (6) (8)	3M	B +	7.25%	11.64%	5/3/2026	AUD	1,762	1,171	1,139	1.04
								6,102	6,092	5.56
Construction & Engineering
ADB Acquisition, LLC	3M	S +	6.76%	12.07%	12/18/2025		510	501	498	0.45
ADB Acquisition, LLC (6)	3M	S +	6.76%	12.07%	12/18/2025		2,689	2,661	2,628	2.40
Capital Construction, LLC	1M	S +	5.35%	10.68%	10/22/2026		922	908	913	0.83
Capital Construction, LLC (Delayed Draw)	1M	S +	5.35%	10.68%	10/22/2026		1,250	1,231	1,238	1.13
Capital Construction, LLC (Revolver) (7)	1M	S +	5.35%	10.68%	10/22/2026		222	(3)	(2)	—
Full Circle Fiber Operating LLC	6M	S +	7.25%	12.43%	12/16/2027		5,409	5,309	5,323	4.86
Safety Infrastructure Services Intermediate LLC	3M	S +	7.15%	12.46%	7/21/2028		2,155	2,113	2,121	1.93
Safety Infrastructure Services Intermediate LLC	3M	S +	7.15%	12.45%	7/21/2028		476	465	468	0.43
Safety Infrastructure Services Intermediate LLC (Revolver) (7) (11)	3M	S +	7.15%	12.45%	7/21/2028		455	218	220	0.20
				12.46%
								13,403	13,407	12.23
Containers & Packaging
Close The Loop Group USA, Inc.	3M	S +	6.90%	12.21%	10/26/2029		2,796	2,742	2,766	2.52
Close The Loop Group USA, Inc. (Delayed Draw) (7)	3M	S +	6.90%	12.21%	10/26/2029		358	(7)	(4)	—
Close The Loop Group USA, Inc. (Revolver) (7)	3M	S +	6.90%	12.21%	12/26/2029		589	(11)	(6)	(0.01)
Johns-Byrne LLC	3M	S +	6.25%	11.55%	8/31/2029		996	974	977	0.89
Johns-Byrne LLC (Delayed Draw) (7)	3M	S +	6.25%	11.55%	8/31/2029		267	(6)	(5)	—
Johns-Byrne LLC (Revolver) (7)	3M	S +	6.25%	11.55%	8/31/2029		134	(3)	(3)	—
Toledo AcquisitionCo Inc. (6)	3M	S +	6.15%	11.46%	8/21/2027		2,970	2,929	2,918	2.66
								6,618	6,643	6.06
Distributors
Delaware Valley Floral Group LLC	3M	S +	5.85%	11.16%	8/24/2028		604	593	595	0.54
Delaware Valley Floral Group LLC (Revolver) (7)	3M	S +	5.85%	11.16%	8/24/2028		327	87	88	0.08
								680	683	0.62
Electronic Equipment, Instruments & Components
Rochester Sensors, LLC	3M	S +	6.65%	11.96%	5/8/2028		6,677	6,540	6,564	5.99
Rochester Sensors, LLC (Revolver) (7)	3M	S +	6.65%	11.96%	5/8/2028		545	398	400	0.36
								6,938	6,964	6.35

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments (continued)

March 31, 2024

(in thousands)

(Unaudited)

	Reference					Par
	Rate and				Maturity	Amount/			Fair	% of
Investments(1) (10)	Spread(2)			Interest Rate(2)	Date	Units		Cost(3)	Value	Net Assets
Investments—non-affiliated (continued)
Environmental & Facilities Services
Legend Buyer, Inc.	6M	S +	5.85%	11.03%	1/19/2029		1,120	$1,098	$1,102	1.00%
Legend Buyer, Inc. (Revolver) (7)	6M	S +	5.85%	11.03%	1/19/2029		214	(5)	(4)	—
								1,093	1,098	1.00
Gas Utilities
Sail Energy, LLC	6M	S +	7.00%	12.18%	1/24/2028		1,154	1,136	1,140	1.04
Sail Energy, LLC (Delayed Draw)	6M	S +	7.00%	12.18%	1/24/2028		775	764	766	0.70
Sail Energy, LLC (Revolver) (7)	6M	S +	7.00%	12.18%	1/24/2028		381	(6)	(5)	(0.01)
								1,894	1,901	1.73
Health Care Equipment
Medical Device Inc.	3M	S +	6.60%	11.90%	7/11/2029		1,608	1,573	1,579	1.44
Medical Device Inc. (Revolver) (7)	3M	S +	6.60%	11.90%	7/11/2029		202	(4)	(4)	—
								1,569	1,575	1.44
Health Care Providers & Services
ADB Acquiror, Inc	3M	S +	7.65%	12.96%	5/12/2028		5,050	4,936	4,954	4.52
ADB Acquiror, Inc (Delayed Draw) (7)	3M	S +	7.65%	12.96%	5/12/2028		1,727	143	149	0.14
ADB Acquiror, Inc (Revolver) (7)	3M	P +	6.50%	15.00%	5/12/2028		455	80	82	0.07
								5,159	5,185	4.73
Household Products
Bluesun Consumer Brands, S.L. (Spain) (8)	1M	E +	5.75%	9.68%	2/26/2030	EUR	3,111	3,272	3,257	2.97
								3,272	3,257	2.97
Human Resource & Employment Services
Pryor Learning, LLC	1M	S +	6.85%	12.18%	2/28/2028		1,881	1,848	1,854	1.69
Pryor Learning, LLC (Revolver) (7)	1M	S +	6.85%	12.18%	2/28/2028		203	(4)	(3)	—
								1,844	1,851	1.69
IT Consulting & Other Services
MajorKey Technologies Holdings LLC (6)	3M	S +	6.26%	11.59%	12/3/2026		2,775	2,751	2,756	2.52
								2,751	2,756	2.52
IT Services
Penncomp LLC	1M	S +	6.60%	11.93%	10/17/2028		3,709	3,628	3,648	3.33
Penncomp LLC (Delayed Draw) (7)	1M	S +	6.60%	11.93%	10/17/2028		1,183	(12)	(20)	(0.02)
Penncomp LLC (Revolver) (7)	1M	S +	6.60%	11.93%	10/17/2028		148	(3)	(2)	—
								3,613	3,626	3.31
Media
AOM Intermediate Holdco, LLC	3M	S +	6.90%	12.21%	8/22/2028		3,356	3,282	3,295	3.01
AOM Intermediate Holdco, LLC (Delayed Draw) (7)	3M	S +	6.90%	12.21%	8/22/2028		773	(17)	(14)	(0.01)
AOM Intermediate Holdco, LLC (Revolver) (7)	3M	S +	6.90%	12.21%	8/22/2028		258	(6)	(5)	(0.01)
Together Group Holdings PLC	3M	S +	7.90%	13.22%	4/6/2029		5,000	4,875	4,895	4.47
Together Group Holdings PLC (Delayed Draw) (7)	3M	S +	7.90%	13.22%	4/6/2029		273	(7)	(6)	(0.01)
								8,127	8,165	7.45
Paper & Forest Products
Hoffmaster Group, Inc.	1M	S +	6.25%	11.58%	2/24/2028		5,192	5,090	5,090	4.64
								5,090	5,090	4.64
Professional Services
HH Global Finance LTD (6)	6M	S +	6.18%	11.57%	2/25/2027		3,000	2,963	2,970	2.71
Prestige Employee Administrators, LLC (6)	3M	S +	6.15%	11.45%	12/31/2025		3,061	3,036	3,053	2.79
Tetris Bidco Limited (United Kingdom) (8)	3M	SN +	6.75%	11.94%	10/24/2029	GBP	2,105	2,494	2,593	2.37
Tetris Bidco Limited (Revolver) (United Kingdom) (7) (8)	3M	SN +	6.75%	11.94%	10/24/2029	GBP	263	(9)	(8)	(0.01)
								8,484	8,608	7.86
Software
Knowledge Support Systems, Inc. (6)	3M	S +	7.00%	12.31%	11/17/2029		1,663	1,628	1,629	1.49
								1,628	1,629	1.49
Trading Companies & Distributors
Certified Power, Inc	3M	S +	7.10%	12.43%	4/28/2028		4,523	4,412	4,445	4.06
Entertainment Earth, LLC (6)	3M	S +	6.65%	11.96%	7/22/2027		2,905	2,865	2,826	2.58
								7,277	7,271	6.64
Total First Lien Debt								$112,268	$112,454	102.62%
Total Investments—non-affiliated								$112,268	$112,454	102.62%

Cash Equivalents
State Street Institutional Treasury Plus Money Market Fund (9)							495	495	495	0.45
Cash Equivalents								$495	$495	0.45%
Total Portfolio Investments and Cash Equivalents								$112,763	$112,949	103.07%
(1)	Unless otherwise indicated, issuers of debt investments held by the Company are denominated in USD dollars. All debt investments are income producing unless otherwise indicated.

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments (continued)

March 31, 2024

(in thousands)

(Unaudited)

(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), EuroInterbank Offered Rate (“EURIBOR” or “E”), Australian Bank Bill Swap Rate (“BBSW” or “B”), Sterling Overnight Index Average (“SONIA or SN”), or an alternate base rate (commonly based on the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of March 31, 2024.
(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)	Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.
(5)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2. Accounting Policies” and “Note 5. Fair Value Measurements”).
(6)	Represents a loan that was purchased by the Company and transferred at fair value from the parent company of PGIM Strategic Investments, Inc. in March 2023.
(7)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from unamortized fees, which are capitalized to the investment cost. See below for more information on the Company’s unfunded commitments:

				Unfunded
		Commitment		Commitment
Investments—non-affiliated	Commitment Type	Expiration Date	Unfunded	Fair Value
ADB Acquiror, Inc	Delayed Draw Term Loan	5/12/2028	$1,545	$(30)
ADB Acquiror, Inc	Revolver	5/12/2028	364	(7)
AgroFresh, Inc.	Revolver	3/31/2028	283	(7)
Airedale Newco Limited	Revolver	12/21/2028	994	(24)
AOM Intermediate Holdco, LLC	Delayed Draw Term Loan	8/22/2028	773	(14)
AOM Intermediate Holdco, LLC	Revolver	8/22/2028	258	(5)
Capital Construction, LLC	Revolver	10/22/2026	222	(2)
CI(MG) Intermediate, LLC	Delayed Draw Term Loan	3/24/2028	254	(6)
CI(MG) Intermediate, LLC	Revolver	3/24/2028	257	(6)
Close The Loop Group USA, Inc.	Delayed Draw Term Loan	10/26/2029	358	(4)
Close The Loop Group USA, Inc.	Revolver	12/26/2029	589	(6)
Delaware Valley Floral Group LLC	Revolver	8/24/2028	234	(4)
Eureka Entertainment, LLC	Revolver	12/20/2027	236	(3)
HEF Safety Ultimate Holdings, LLC	Delayed Draw Term Loan	11/19/2029	563	(11)
HEF Safety Ultimate Holdings, LLC	Revolver	11/19/2029	218	(4)
Johns-Byrne LLC	Delayed Draw Term Loan	8/31/2029	267	(5)
Johns-Byrne LLC	Revolver	8/31/2029	134	(3)
Kandelium Group GmbH	Delayed Draw Term Loan	11/22/2030	1,284	(32)
Legend Buyer, Inc.	Revolver	1/19/2029	214	(4)
Medical Device Inc.	Revolver	7/11/2029	202	(4)
Nest Bidco GMBH	Delayed Draw Term Loan	1/16/2030	954	(27)
Penncomp LLC	Delayed Draw Term Loan	10/17/2028	1,183	(20)
Penncomp LLC	Revolver	10/17/2028	148	(2)
Pryor Learning, LLC	Revolver	2/28/2028	203	(3)
Rochester Sensors, LLC	Revolver	5/8/2028	136	(2)
Safety Infrastructure Services Intermediate LLC	Revolver	7/21/2028	227	(4)
Sail Energy, LLC	Revolver	1/24/2028	381	(5)
Tetris Bidco Limited	Revolver	10/24/2029	320	(8)
Together Group Holdings PLC	Delayed Draw Term Loan	4/6/2029	273	(6)
Total			$13,074	$(258)
(8)	The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2024, non-qualifying assets represented 18.31% of the Company’s total assets as calculated in accordance with regulatory requirements.

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments (continued)

March 31, 2024

(in thousands)

(Unaudited)

(9)	Cash equivalents balance represents amounts held in interest-bearing money market funds issued by State Street Institutional Treasury Plus Money Market Fund (Investor Class (SAEXX)), which had a 30-day yield of 5.17% as of March 31, 2024.
(10)	Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of a portfolio company's outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of March 31, 2024, all of the Company's investments were non-controlled, non-affiliated.
(11)	The investment has multiple unique terms, so the loan principal is being subdivided and accordingly, interest is being accrued at differing interest rates as presented on the Schedule of Investments.

ADDITIONAL INFORMATION

Forward Foreign Currency Exchange Contracts

			Settlement	Unrealized Appreciation
Counterparty	Currency Purchased	Currency Sold	Date	(Depreciation)
Macquarie Bank Limited	USD 3,482	EUR 3,111	27-Feb-26	$14
Macquarie Bank Limited	USD 6,771	GBP 5,313	31-Dec-25	32
Macquarie Bank Limited	USD 3,385	EUR 3,024	28-Nov-25	28
Macquarie Bank Limited	USD 1,183	AUD 1,805	12-Feb-25	(3)
Macquarie Bank Limited	AUD 12	USD 8	12-Feb-25	—	(*)
Macquarie Bank Limited	USD 191	EUR 176	8-Jul-24	—	(*)
Macquarie Bank Limited	USD 3,564	EUR 3,246	16-Apr-24	57
Macquarie Bank Limited	USD 2,744	GBP 2,149	15-Apr-24	29
Macquarie Bank Limited	USD 31	EUR 28	9-Apr-24	—	(*)
Macquarie Bank Limited	USD 889	EUR 807	8-Apr-24	17
Macquarie Bank Limited	USD 34	AUD 52	5-Apr-24	—	(*)
Macquarie Bank Limited	USD 287	GBP 227	5-Apr-24	—	(*)
Macquarie Bank Limited	USD 69	EUR 63	5-Apr-24	—	(*)
Macquarie Bank Limited	USD 69	EUR 63	3-Apr-24	1
				$175

(*)Less than $500

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments

December 31, 2023

(in thousands)

	Reference				Par
	Rate and			Maturity	Amount/			Fair	% of
Investments(1)(10)	Spread		Interest Rate(2)	Date	Units		Cost(3)	Value	Net Assets
Investments—non-affiliated
First Lien Debt(4) (5)
Beverages
Suja Merger Sub, LLC (6)	1M S +	5.60%	10.96%	8/23/2027		$2,978	$2,947	$2,961	2.77%
							2,947	2,961	2.77
Business Services
Eureka Entertainment, LLC	1M S +	6.85%	12.21%	12/20/2027		2,128	2,090	2,097	1.97
Eureka Entertainment, LLC (Revolver) (7)	1M S +	6.85%	12.21%	12/20/2027		319	77	78	0.07
							2,167	2,175	2.04
Chemicals
AgroFresh, Inc.	1M S +	6.60%	11.96%	3/31/2029		5,165	5,029	5,048	4.73
AgroFresh, Inc.	1M E +	7.25%	11.19%	3/31/2029	EUR	817	863	881	0.83
AgroFresh, Inc. (Delayed Draw)	1M S +	6.60%	11.96%	3/31/2029		707	689	691	0.65
AgroFresh, Inc. (Revolver) (7)	1M S +	6.60%	11.96%	3/31/2028		566	410	412	0.38
Airedale Newco Limited (8)	3M SN +	6.25%	11.44%	12/22/2028	GBP	5,313	6,548	6,570	6.16
Airedale Newco Limited (Revolver) (7) (8)	3M SN +	6.25%	11.44%	12/22/2028	GBP	781	(31)	(30)	(0.03)
Kandelium Group GmbH (8)	3M S +	6.22%	11.59%	11/22/2030		1,926	1,870	1,870	1.75
Kandelium Group GmbH (8)	6M E +	5.50%	9.55%	11/22/2030	EUR	3,024	3,196	3,240	3.04
Kandelium Group GmbH (Delayed Draw) (7) (8)	3M S+	6.22%	11.59%	11/22/2030		1,284	(19)	(19)	(0.02)
							18,555	18,663	17.49

Commercial Services & Supplies
CI(MG) Intermediate, LLC	3M S +	7.15%	12.53%	3/24/2028		2,053	1,993	1,993	1.87
CI(MG) Intermediate, LLC (Delayed Draw) (7)	3M S +	7.15%	12.53%	3/24/2028		1,155	(34)	(34)	(0.03)
CI(MG) Intermediate, LLC (Revolver) (7)	3M S +	7.15%	12.53%	3/24/2028		257	(7)	(7)	(0.01)
HEF Safety Ultimate Holdings, LLC	3M S +	5.75%	11.10%	11/17/2029		2,066	2,015	2,015	1.89
HEF Safety Ultimate Holdings, LLC (Delayed Draw) (7)	3M S +	5.75%	11.10%	11/17/2029		563	(7)	(7)	(0.01)
HEF Safety Ultimate Holdings, LLC (Revolver) (7)	3M S +	5.75%	11.10%	11/17/2029		297	72	72	0.07
ZircoData Holdings Pty Ltd (6) (8)	3M B +	7.25%	11.66%	5/3/2026	AUD	1,793	1,191	1,214	1.14
							5,223	5,246	4.92
Construction & Engineering
ADB Acquisition, LLC (6)	3M S +	6.76%	12.11%	12/18/2025		2,767	2,733	2,696	2.53
ADB Acquisition, LLC	3M S +	6.76%	12.14%	12/18/2025		520	509	507	0.47
Capital Construction, LLC	1M S +	6.35%	11.69%	10/22/2026		925	909	912	0.85
Capital Construction, LLC (Delayed Draw)	1M S +	6.35%	11.70%	10/22/2026		1,253	1,233	1,236	1.16
Capital Construction, LLC (Revolver) (7)	1M S +	6.35%	11.69%	10/22/2026		222	19	19	0.02
Full Circle Fiber Operating LLC	6M S +	7.25%	12.43%	12/16/2027		5,444	5,336	5,352	5.02
Safety Infrastructure Services Intermediate LLC	3M S +	7.15%	12.50%	7/21/2028		2,168	2,124	2,133	2.00
Safety Infrastructure Services Intermediate LLC (Revolver) (7)	3M S +	7.15%	12.50%	7/21/2028		455	82	83	0.08
							12,945	12,938	12.13
Containers & Packaging
Close The Loop Group USA, Inc.	3M S +	6.90%	12.25%	10/26/2029		2,814	2,757	2,769	2.60
Close The Loop Group USA, Inc. (Delayed Draw) (7)	3M S +	6.90%	12.25%	10/26/2029		358	(7)	(6)	(0.01)
Close The Loop Group USA, Inc. (Revolver) (7)	3M S +	6.90%	12.25%	12/26/2029		589	(12)	(9)	(0.01)
Johns-Byrne LLC	3M S +	6.25%	11.60%	8/31/2029		999	975	979	0.92
Johns-Byrne LLC (Delayed Draw) (7)	3M S +	6.25%	11.60%	8/31/2029		267	(6)	(5)	(0.01)
Johns-Byrne LLC (Revolver) (7)	3M S +	6.25%	11.60%	8/31/2029		134	(3)	(3)	—
Toledo AcquisitionCo Inc. (6)	3M S +	6.65%	12.03%	8/21/2027		2,977	2,934	2,923	2.74
							6,638	6,648	6.23

PGIM Private Credit Fund

Schedule of Investments (continued)

December 31, 2023

(in thousands)

(Unaudited)

	Reference					Par
	Rate and				Maturity	Amount/			Fair	% of
Investments(1) (10)	Spread			Interest Rate(2)	Date	Units		Cost(3)	Value	Net Assets
Investments—non-affiliated
Distributors
Delaware Valley Floral Group LLC	3M	S +	6.23%	11.57%	8/24/2028		$606	$593	$596	0.56%
Delaware Valley Floral Group LLC (Revolver) (7)	3M	S +	6.23%	11.57%	8/24/2028		327	(7)	(5)	(0.01)
								586	591	0.55
Electronic Equipment, Instruments & Components
Rochester Sensors, LLC	3M	S +	6.65%	12.00%	5/8/2028		6,694	6,548	6,575	6.16
Rochester Sensors, LLC (Revolver) (7)	3M	S +	6.65%	12.00%	5/8/2028		545	234	236	0.22
								6,782	6,811	6.38
Environmental & Facilities Services
Legend Buyer, Inc.	6M	S +	5.85%	11.03%	1/19/2029		1,123	1,099	1,104	1.03
Legend Buyer, Inc. (Revolver) (7)	6M	S +	5.85%	11.03%	1/19/2029		214	(4)	(4)	—
								1,095	1,100	1.03
Gas Utilities
Sail Energy, LLC	6M	S +	7.00%	12.18%	1/24/2028		1,161	1,142	1,146	1.07
Sail Energy, LLC (Delayed Draw)	6M	S +	7.00%	12.18%	1/24/2028		780	768	771	0.72
Sail Energy, LLC (Revolver) (7)	6M	S +	7.00%	12.18%	1/24/2028		381	(6)	(5)	—
								1,904	1,912	1.79
Health Care Equipment
Medical Device Inc.	3M	S +	6.60%	11.95%	7/11/2029		1,612	1,575	1,582	1.48
Medical Device Inc. (Revolver) (7)	3M	S +	6.60%	11.95%	7/11/2029		202	(5)	(4)	—
								1,570	1,578	1.48
Health Care Providers & Services
ADB Acquiror, Inc	3M	S +	7.65%	13.00%	5/12/2028		5,064	4,942	4,962	4.65
ADB Acquiror, Inc (Delayed Draw) (7)	3M	S +	7.65%	13.00%	5/12/2028		1,727	(41)	(35)	(0.03)
ADB Acquiror, Inc (Revolver) (7)	3M	S +	7.65%	13.00%	5/12/2028		455	(11)	(9)	(0.01)
								4,890	4,918	4.61
Human Resource & Employment Services
Pryor Learning, LLC	1M	S +	6.85%	12.21%	2/28/2028		1,886	1,851	1,857	1.74
Pryor Learning, LLC (Revolver) (7)	1M	S +	6.85%	12.21%	2/28/2028		203	(4)	(3)	—
								1,847	1,854	1.74
IT Consulting & Other Services
MajorKey Technologies Holdings LLC (6)	3M	S +	6.26%	11.64%	12/3/2026		2,820	2,793	2,792	2.62
								2,793	2,792	2.62
IT Services
Penncomp LLC	1M	S +	6.60%	11.96%	10/17/2028		3,718	3,633	3,633	3.40
Penncomp LLC (Delayed Draw) (7)	1M	S +	6.60%	11.96%	10/17/2028		1,183	(13)	(13)	(0.01)
Penncomp LLC (Revolver) (7)	1M	S +	6.60%	11.96%	10/17/2028		148	(3)	(3)	—
								3,617	3,617	3.39
Media
AOM Intermediate Holdco, LLC	3M	S +	6.90%	12.25%	8/22/2028		3,378	3,300	3,313	3.10
AOM Intermediate Holdco, LLC (Delayed Draw) (7)	3M	S +	6.90%	12.25%	8/22/2028		773	(18)	(15)	(0.01)
AOM Intermediate Holdco, LLC (Revolver) (7)	3M	S +	6.90%	12.25%	8/22/2028		258	(6)	(5)	—
Together Group Holdings PLC	3M	S +	7.90%	13.26%	4/6/2029		5,000	4,868	4,890	4.58
Together Group Holdings PLC (Delayed Draw) (7)	3M	S +	7.90%	13.26%	4/6/2029		273	(7)	(6)	(0.01)
								8,137	8,177	7.66
Pharmaceuticals
Quest Products, LLC (6)	1M	S +	7.10%	12.46%	6/19/2025		1,434	1,424	1,426	1.34
								1,424	1,426	1.34
Professional Services
HH Global Finance LTD (6)	6M	S +	6.43%	11.82%	2/25/2027		3,000	2,959	2,968	2.78
Prestige Employee Administrators, LLC (6)	3M	S +	6.15%	11.50%	12/31/2025		3,082	3,052	3,073	2.88
Tetris Bidco Limited (8)	3M	SN +	6.75%	11.94%	10/24/2029	GBP	2,149	2,543	2,660	2.50
Tetris Bidco Limited (Revolver) (7) (8)	3M	SN +	6.75%	11.94%	10/24/2029	GBP	263	(9)	(9)	(0.01)
								8,545	8,692	8.15
Software
Knowledge Support Systems, Inc. (6)	3M	S +	7.00%	11.80%	11/17/2029		1,663	1,626	1,627	1.52
								1,626	1,627	1.52
Trading Companies & Distributors
Certified Power, Inc	3M	S +	7.10%	12.49%	4/28/2028		4,534	4,416	4,433	4.16
Entertainment Earth, LLC (6)	3M	S +	6.65%	12.00%	7/22/2027		2,924	2,881	2,860	2.68
								7,297	7,293	6.84
Total First Lien Debt								$100,588	$101,019	94.68%
Total Investments—non-affiliated								$100,588	$101,019	94.68
Cash Equivalents
State Street Institutional Treasury Plus Money Market Fund (9)							14,052	14,052	14,052	13.17
Cash Equivalents								$14,052	$14,052	13.17%
Total Portfolio Investments and Cash Equivalent								$114,640	$115,071	107.85%
(1)	Unless otherwise indicated, issuers of debt investments held by the Company are denominated in USD dollars. All debt investments are income producing unless otherwise indicated.

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments (continued)

December 31, 2023

(in thousands)

(Unaudited)

(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), EuroInterbank Offered Rate (“EURIBOR” or “E”) or Australian Bank Bill Swap Rate (“BBSW” or “B”), Sterling Overnight Index Average (“SONIA or SN”), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of December 31, 2023.
(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)	Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.
(5)	All investments valued using unobservable inputs (Level 3), unless otherwise noted (see "Note 2. Accounting Policies" and "Note 5. Fair Value Measurements").
(6)	Represents a loan that was purchased by the Company and transferred at fair value from the parent company of PGIM Strategic Investments, Inc. in March 2023.

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

PGIM Private Credit Fund

Schedule of Investments (continued)

December 31, 2023

(in thousands)

(Unaudited)

ADDITIONAL INFORMATION

Forward Foreign Currency Exchange Contracts

			Settlement	Unrealized Appreciation
Counterparty	Currency Purchased	Currency Sold	Date	(Depreciation)
Macquarie Bank Limited	USD 6,771	GBP 5,313	31-Dec-25	$(24)
Macquarie Bank Limited	USD 3,385	EUR 3,024	28-Nov-25	(59)
Macquarie Bank Limited	USD 1,191	AUD 1,835	16-Feb-24	(63)
Macquarie Bank Limited	USD 2,696	GBP 2,193	16-Jan-24	(100)
Macquarie Bank Limited	USD 868	EUR 817	8-Jan-24	(36)
Macquarie Bank Limited	USD 8	EUR 7	8-Jan-24	—	(*)
				$(282)
(*)	Less than $500

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Notes to Financial Statements (unaudited)

(dollars in thousands, except share and per share amounts)

Note 1. Organization

PGIM Private Credit Fund (the “Company,” “we,” “us” or “our”) is a Delaware statutory trust formed on March 21, 2022. The Company currently invests and intends to continue investing primarily in privately placed floating rate leveraged (below investment grade) debt, including, but not limited to, senior secured, first lien, debt issuances in middle market companies primarily in the United States as well as up to 30% of its total assets in investments in other countries (primarily Canada, Europe, Australia and Latin America). The Company currently is majority-owned by Prudential Insurance Company of America (“PICA”), an affiliate of the Company and PGIM Investments LLC (“PGIM Investments,” or the “Manager” or the “Valuation Designee”). The Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) effective May 5, 2023. The Company also intends to elect to be treated, and qualify annually, as a regulated investment company (“RIC”) for U.S. federal income tax purposes as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) upon filing of the tax return on its statutory due date, commencing with its initial taxable year ended December 31, 2023.

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

The Company commenced its operations on December 13, 2022.

Note 2. Accounting Policies

Basis of Presentation

The accompanying interim financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X.

The Company follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 Financial Services – Investment Companies.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company to make certain estimates and assumptions that may affect the amounts reported on the financial statements and accompanying notes. These financial statements reflect normal and recurring adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results could differ from those estimates and assumptions included on the financial statements.

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

Investments

The Company values its investments in accordance with FASB ASC 820, Fair Value Measurement (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. The Company is required to report its investments for which current market values are not readily available at fair value. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a readily available market for these investments existed, and these differences could be material. See “Note 5. Fair Value Measurements.”

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

The Company is a party to International Swaps and Derivatives Association, Inc. Master Agreements (“ISDA Master Agreements”) with certain counterparties that govern over-the-counter (“OTC”) derivative and foreign exchange contracts entered into from time to time. The ISDA Master Agreements may contain provisions regarding, among other things, the parties’ general obligations, representations, agreements, collateral requirements, events of default and early termination. With respect to certain counterparties, in accordance with the terms of the ISDA Master Agreements, collateral posted to the Company is held in a segregated account by the Company’s custodian and with respect to those amounts which can be sold or re-pledged, is presented in the Schedule of Investments. Collateral pledged by the Company is segregated by the Company’s custodian and identified in the Schedule of Investments, if any. Collateral can be in the form of cash or debt securities issued by the U.S. Government or related agencies or other securities as agreed to by the Company and the applicable counterparty. Collateral requirements are determined based on the Company’s net position with each counterparty. Termination events applicable to the Company may occur upon a decline in the Company’s net assets below a specified threshold over a certain period of time. Termination events applicable to counterparties may occur upon a decline in the counterparty’s long-term and short-term credit ratings below a specified level. In each case, upon occurrence, the other party may elect to terminate early and cause settlement of all derivative and foreign exchange contracts outstanding, including the payment of any losses and costs resulting from such early termination, as reasonably determined by the terminating party. Any decision by one or more of the Company’s counterparties to elect early termination could impact the Company’s future derivative activity.

Revenue Recognition

The Company records its investment transactions on a trade date basis, which is the date when the Company assumes the risks for gains and losses related to that investment. Realized gains and losses are based on the specific identification method.

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including original issue discount and upfront structuring fees (i.e., origination fees) received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three months ended March 31, 2024 and 2023, the Company recorded $3,463 and $565 (dollar amounts in thousands), respectively, in interest income.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. For the three months ended March 31, 2024 and 2023, the Company recorded $120 and $40 (dollar amounts in thousands), respectively, in dividend income.

Fee Income

The Company may receive various fees in the ordinary course of business such as for consents, waivers and amendments, as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three months ended March 31, 2024 and 2023, the Company recorded $59 and $0 (dollar amounts in thousands), respectively, in fee income.

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

Income Taxes

The Company elected to be regulated as a BDC under the 1940 Act effective May 5, 2023. The Company also intends to elect to be treated, and qualify annually, as a RIC under the Code upon filing of the tax return on its statutory due date, commencing with its initial taxable year ended December 31, 2023. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the financial statements of the Company.

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

In addition, based on the federal excise tax distribution requirements applicable to RICs, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income or gain realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company and on which the Company paid corporate income tax is considered to have been distributed. The Company, at its discretion, may determine to carry forward taxable income or gain and pay the 4% excise tax on the amount by which it falls short of this calendar-year distribution requirement. If the Company chooses to do so, this generally will increase expenses and reduce the amount available to be distributed to shareholders. The Company will accrue excise tax on estimated undistributed taxable income and gain as required on an annual basis.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations, and interpretations thereof. The Company has no material uncertain tax positions as of March 31, 2024.

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

The Company has adopted a distribution reinvestment plan, pursuant to which all cash dividends declared by the Board on behalf of shareholders who do not elect to receive their dividends in cash will be reinvested into additional Common Shares of the Company. As a result, if the Board authorizes, and the Company declares, cash dividend or other distribution, then shareholders who have not opted out of the distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares.

Note 3. Fees, Expenses, Agreements and Related Party Transactions

PGIM Investments LLC, an indirect, wholly-owned subsidiary of Prudential and a registered investment adviser, is the Company’s investment manager. The Manager has engaged the Subadviser, an indirect, wholly-owned subsidiary of Prudential, as the Company’s subadviser. PGIM will provide day-to-day management of the Company’s portfolio primarily through its dedicated private credit asset management business unit, PGIM Private Capital (“PPC”) although the Manager is permitted to allocate portions of the Company’s portfolio to any of the business units within PGIM.

The Company and the Manager have entered into an amended and restated management agreement (the “Management Agreement”) pursuant to which the Manager is entitled to receive a base management fee and an incentive fee.

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

For the three months ended March 31, 2024 and 2023, the Company accrued management fees of $336 and $0 (dollar amounts in thousands), respectively, all of which was subject to waiver by the Manager. As of March 31, 2024, there were no management fees payable by the Company.

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

For the three months ended March 31, 2024 and 2023, the Company accrued income based incentive fees of $220 and $0 (dollar amounts in thousands), respectively, all of which were subject to waiver by the Manager. As of March 31, 2024, there were no incentive fees payable by the Company.

For the three months ended March 31, 2024 and 2023, the Company accrued capital gains incentive fees of $34 and $0 (dollar amounts in thousands), respectively, all of which were subject to waiver by the Manager. As of March 31, 2024, there were no capital gains incentive fees payable by the Company.

Sub-Advisory Fee

Pursuant to the amended and restated subadvisory agreement between the Manager and the Subadviser (the “Subadvisory Agreement”), the Subadvisor will receive an annual subadvisory fee, payable monthly in arrears by the Manager at an annual rate of 1.00% of the value of the Company’s net assets within the direct lending portion of the portfolio managed by the Subadviser as of the beginning of the first calendar day of the applicable month. For the first calendar month, net assets will be measured as the date that the Company first publicly sells shares to a person or entity other than the Manager or its affiliates. In addition, the Manager will pay the Subadviser a fee in the amount of 75% of the incentive fee received by the Manager from the Company pursuant to the Management Agreement. No subadvisory fee or incentive fee will be paid by the Company directly to the Subadviser.

The Subadviser has contractually agreed to waive its portion of the management fees and incentive fees in their entirety for the Waiver Period. The Subadviser previously contractually agreed to waive its portion of the management fees and incentive fees in their entirety for one year from May 5, 2023, the effective date of the Company’s registration statement. Prior to the Company’s election of BDC status, the subadvisory fee was contractually set to zero. Accordingly, no subadvisory fee was payable by the Manager to the Subadviser for the three months ended March 31, 2024 and 2023.

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

Intermediary Manager Agreement

The Company entered into an intermediary manager agreement with Prudential Investment Management Services, LLC (“PIMS” or the “Distributor”), an affiliate of the Manager, who will be principal underwriter and distributor of the Company’s Common Shares. The Distributor will be entitled to receive shareholder servicing and/or distribution fees with respect to the Class S and Class D Shares on an annualized basis as a percentage of the NAV for such class, subject to the inception of each class. The shareholder servicing and/or distribution fees will be paid monthly in arrears at an annual rate of 0.85% and 0.25% for Class S and D respectively, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month. No distribution and/or shareholder servicing fees will be paid with respect to Class I. For the three months ended March 31, 2024, the Company accrued servicing and/or distribution fees of less than $500 which were attributable to Class S and Class D Shares, respectively. For the three months ended March 31, 2023, the Company did not accrue servicing and/or distribution fees.

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

For the three months ended, the Company accrued transfer agent’s fees and expenses of $8, $10 and $10 (dollar amounts in thousands) for Class I, Class S and Class D Shares, respectively. For the three months ended, the Company did not accrue transfer agent’s fees and expenses. As of March 31, 2024 and December 31, 2023, there were $9 and $16 (dollar amounts in thousands), respectively, of transfer agent’s fees payable by the Company.

Expense Limitation and Reimbursement Agreement

Pursuant to an expense limitation and reimbursement agreement by and among the Company and the Manager, for three years from May 5, 2023, the effective date of the Company’s registration statement (the “ELRA Period”), the Manager has contractually agreed to waive its fees and/or reimburse expenses of the Company so that the Company’s Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). The Company has agreed to repay these amounts, when and if requested by the Manager, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Manager waived or reimbursed such fees or expenses. This arrangement cannot be terminated without the consent of the Company’s Board prior to the end of the ELRA Period. “Specified Expenses” includes all expenses incurred in the business of the Company, including organizational and offering costs (excluding the organizational and offering expenses relating to the initial sale of Class S, Class D and Class I Common Shares), with the following exceptions: (i) the management fee, (ii) the incentive fee, (iii) the shareholder servicing and/or distribution fee, (iv) brokerage costs or other investment-related out-of-pocket expenses, (v) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vi) taxes, and (vii) extraordinary expenses (as determined in the sole discretion of the Manager). Prior to the Company’s election of BDC status, the Manager agreed to voluntarily enact the above-described expense limitation. Accordingly, such expense reimbursement is reflected on the Statements of Operations for the three months ended March 31, 2024 and 2023. Certain other expenses may be paid by the Manager, subject to the Manager’s sole discretion. The Company will not be required to repay such amounts to the Manager.

The following table represents a summary of Expense Payments and the related Reimbursement Payments since the Company’s commencement of operations (dollar amounts in thousands):

	Expense Payments by	Reimbursement	Unreimbursed Expense
Quarters Ended	Adviser	Payments to Adviser	Payments
December 31, 2022	$89	$—	$89
March 31, 2023	78	—	78
June 30, 2023	285	—	285
September 30, 2023	1,029	—	1,029
December 31, 2023	1,227	—	1,227
March 31, 2024	795	—	795
	$3,503	$—	$3,503

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

Note 4. Investments

As of March 31, 2024 and December 31, 2023, the composition of the Company’s investment portfolio at cost and fair value was as follows (dollar amounts in thousands):

	March 31, 2024
			Percentage of
			Total Investments
	Cost	Fair value	at Fair Value
First Lien Debt	$112,268	$112,454	100.00%
Total	$112,268	$112,454	100.00%

	December 31, 2023
			Percentage of
			Total Investments
	Cost	Fair value	at Fair Value
First Lien Debt	$100,588	$101,019	100.00%
Total	$100,588	$101,019	100.00%

As of March 31, 2024 and December 31, 2023, the industry composition of investments at fair value was as follows:

	March 31, 2024	December 31, 2023
Chemicals	16.14%	18.48%
Construction & Engineering	11.92%	12.81%
Professional Services	7.65%	8.61%
Media	7.26%	8.10%
Trading Companies & Distributors	6.46%	7.22%
Electronic Equipment, Instruments & Components	6.19%	6.74%
Containers & Packaging	5.91%	6.58%
Commercial Services & Supplies	5.42%	5.19%
Health Care Providers & Services	4.61%	4.87%
Paper & Forest Products	4.53%	—%
IT Services	3.22%	3.58%
Aerospace & Defense	3.00%	—%
Household Products	2.90%	—%
Beverages	2.63%	2.93%
IT Consulting & Other Services	2.45%	2.76%
Business Services	1.93%	2.15%
Gas Utilities	1.69%	1.89%
Human Resource & Employment Services	1.65%	1.84%
Software	1.45%	1.61%
Health Care Equipment	1.40%	1.56%
Environmental & Facilities Services	0.98%	1.09%
Distributors	0.61%	0.58%
Pharmaceuticals	—%	1.41%
Total	100.00%	100.00%

As of March 31, 2024 and December 31, 2023, the geographic composition of investments at cost and fair value was as follows (dollar amounts in thousands):

	March 31, 2024
			% of Total
			Investments at
Country	Cost	Fair Value	Fair Value
United States	$90,494	$90,720	80.67%
United Kingdom	8,850	8,939	7.95%
France	5,052	5,027	4.47%
Germany	3,429	3,372	3.00%
Spain	3,272	3,257	2.90%
Australia	1,171	1,139	1.01%
Total	$112,268	$112,454	100.00%

	December 31, 2023
			% of Total
			Investments at
Country	Cost	Fair Value	Fair Value
United States	$85,299	$85,523	84.66%
United Kingdom	9,051	9,191	9.10%
Australia	1,191	1,214	1.20%
France	5,047	5,091	5.04%
Total	$100,588	$101,019	100.00%

As of March 31, 2024 and December 31, 2023, no loans in the portfolio were on non-accrual status.

As of March 31, 2024 and December 31, 2023, on a fair value basis, all performing debt investments bore interest at a floating rate.

Note 5. Fair Value Measurements

The Company holds securities and other assets and liabilities that are fair valued on a monthly basis. The Company’s investments are valued monthly based on a number of factors, such as the type of investment.

Various inputs determine how the Company’s investments are valued, all of which are categorized according to the three broad levels (Level 1, 2, or 3) detailed below and referred to herein as the “fair value hierarchy” in accordance with FASB ASC Topic 820 - Fair Value Measurement and Disclosures. In the event that unobservable inputs are used when determining such valuations, the securities will be classified as Level 3 in the fair value hierarchy. Altering one or more unobservable inputs may result in a significant change to a Level 3 security’s fair value measurement.

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

The following is a summary of the inputs used as of March 31, 2024 and December 31, 2023 in valuing such financial instruments (dollar amounts in thousands):

	March 31, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$112,454	$112,454
Cash Equivalents	495	—	—	495
Total	$495	$—	$112,454	$112,949
Unrealized appreciation (depreciation) on OTC forward foreign currency exchange contracts*	$—	$175	$—	$175

	December 31, 2023
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$101,019	$101,019
Cash Equivalents	14,052	—	—	14,052
Total	$14,052	$—	$101,019	$115,071
Unrealized appreciation (depreciation) on OTC forward foreign currency exchange contracts*	$—	$(282)	$—	$(282)
*	Represents derivative instruments not reflected in the Schedule of Investments, which are recorded at the unrealized appreciation (depreciation) on the instrument.

The following table presents the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value (dollar amounts in thousands):

First Lien
Debt - Total Investments
Three Months Ended
March 31, 2024
Fair value, beginning of period	$101,019
Purchases of investments	14,386
Proceeds from principal repayments	(2,872)
Accretion of discount/amortization of premium	166
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation)	(245)
Fair value, end of period	$112,454
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2024	$(245)

First Lien
Debt - Total Investments
Three Months Ended
March 31, 2023
Fair value, beginning of period	$8,486
Purchases of investments	38,661
Proceeds from principal repayments	(237)
Accretion of discount/amortization of premium	28
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation)	79
Fair value, end of period	$47,017
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2023	$79

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value (dollar amounts in thousands).

	Fair Value as of			Range	Directional Impact
	March 31,	Valuation Approach/	Unobservable	(Weighted	on Fair Value
	2024(1)	Methodology	Input(s)	Average)*	from Input Increase**
Assets:
First Lien Debt	$100,735	Income/Discounted Cash Flow	Discount Rate	8.97% - 14.27% (12.02%)	Decrease
*	Represents the weighted average of each significant unobservable input range at the investment level by fair value.
**

Represents the directional change in the fair value of the Level 3 investments that would result in an increase from the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Altering one or more unobservable inputs may result in a significant change to a Level 3 security’s fair value measurement.

(1)

As of March 31, 2024, included within the fair value of Level 3 assets of $112,454 is an amount of $11,719 for which the Manager did not develop the unobservable inputs (examples include recent transaction prices).

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

(1)

As of December 31, 2023, included within the fair value of Level 3 assets of $101,019 is an amount of $21,931 for which the Manager did not develop the unobservable inputs (examples include recent transaction prices).

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

Fair value of derivative instruments as of March 31, 2024 as presented in the Statements of Assets and Liabilities (dollar amounts in thousands):

Asset Derivatives			Liability Derivatives
Derivative not
accounted for as			Statement of Assets
hedging instruments,	Statement of Assets	Fair	and Liabilities	Fair
carried at fair value	and Liabilities Location	Value	Location	Value
Foreign exchange contracts	Unrealized appreciation on OTC forward foreign currency exchange contracts	$178	Unrealized depreciation on OTC forward foreign currency exchange contracts	$3

Fair value of derivative instruments as of December 31, 2023 as presented in the Statements of Assets and Liabilities (dollar amounts in thousands):

Asset Derivatives			Liability Derivatives
Derivative not
accounted for as			Statement of Assets
hedging instruments,	Statement of Assets	Fair	and Liabilities	Fair
carried at fair value	and Liabilities Location	Value	Location	Value
Foreign exchange contracts	Unrealized appreciation on OTC forward foreign currency exchange contracts	$—	Unrealized depreciation on OTC forward foreign currency exchange contracts	$282

The effects of derivative instruments on the Statements of Operations for the three months ended March 31, 2024 and 2023 are as follows (dollar amounts in thousands):

Amount of Realized Gain (Loss) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
	Three Months Ended
	March 31, 2024	March 31, 2023
Foreign exchange contracts	$(144)	$—
Total	$(144)	$—

Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
	Three Months Ended
	March 31, 2024	March 31, 2023
Foreign exchange contracts	$457	$(11)
Total	$457	$(11)

For the three months ended March 31, 2024 and 2023, the Company’s average volume of derivative activities is as follows (dollar amounts in thousands):

	Average Volume of Derivative Activities*
	Three Months Ended
Derivative Contract Type	March 31, 2024	March 31, 2023
Forward Foreign Currency Exchange Contracts - Sold (1)	18,808	1,086
Forward Foreign Currency Exchange Contracts - Purchased (1)	4	—
*	Average volume is based on average quarter end balance as noted for the three months ended March 31, 2024 and 2023.
(1)	Value at Settlement Date.

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

Offsetting of OTC derivative assets and liabilities as of March 31, 2024 (dollar amounts in thousands):

	Gross Amounts of	Gross Amounts of	Net Amounts of
	Recognized	Recognized	Recognized	Collateral
Counterparty	Assets(1)	Liabilities(1)	Assets/(Liabilities)	Pledged/(Received)(2)	Net Amount
Macquarie Bank Limited	$178	$(3)	$175	$—	$175
	$178	$(3)	$175	$—	$175
(1)	Includes unrealized appreciation/(depreciation) on forwards as represented on the Statement of Assets and Liabilities.
(2)	Collateral amount disclosed by the Company is limited to the Company’s OTC derivative exposure by counterparty.

Offsetting of OTC derivative assets and liabilities as of December 31, 2023 (dollar amounts in thousands):

	Gross Amounts of	Gross Amounts of	Net Amounts of
	Recognized	Recognized	Recognized	Collateral
Counterparty	Assets(1)	Liabilities(1)	Assets/(Liabilities)	Pledged/(Received)(2)	Net Amount
Macquarie Bank Limited	$—	$(282)	$(282)	$—	$(282)
	$—	$(282)	$(282)	$—	$(282)
(1)	Includes unrealized appreciation/(depreciation) on forwards as represented on the Statement of Assets and Liabilities.
(2)	Collateral amount disclosed by the Company is limited to the Company’s OTC derivative exposure by counterparty.

Financial Instruments disclosed but not carried at fair value

The following tables present the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2024 and December 31, 2023, and the level of each financial liability within the fair value hierarchy (dollar amounts in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility	$6,700	$6,700	$—	$—

	March 31, 2024	December 31, 2023
Level 1	$—	$—
Level 2	—	—
Level 3	6,700	—
Total debt	$6,700	$—

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

The initial principal amount of the Revolving Credit Facility is $150 million. The Revolving Credit Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Revolving Credit Facility to up to $350 million. All amounts outstanding under the Revolving Credit Facility must be repaid by the date that is five years after the closing date of the Revolving Credit Facility. As of March 31, 2024 and December 31, 2023, the Company had an aggregate amount of $6.7 million and $0 of debt outstanding and the asset coverage ratio was 1,735.5% and 0%, respectively.

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

The Company’s debt obligations consisted of the following as of Mach 31, 2024 and December 31, 2023 (dollar amounts in thousands):

	March 31, 2024	December 31, 2023
Total Commitment	$150,000	$150,000
Amount Outstanding (1)	6,700	—
Unused Portion (2)	143,300	150,000
Amount Available (3)	61,776	65,881
(1)	Amount outstanding on the Statements of Assets and Liabilities are net of deferred financing costs.
(2)	The unused portion is the amount upon which commitment fees are based.
(3)	The amount available reflects any limitations related to the credit facility’s borrowing base.

The components of total interest expense were as follows (dollar amounts in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Borrowings interest expense	$51	$—
Facility unused fee	140	—
Amortization of financing costs and debt issuance costs	60	—
Total interest expense	$251	$—
Average debt borrowings	$3,221	$—
Average interest rates on borrowings	7.85%	—%

Senior Securities

The following is information about the Company’s senior securities as of the dates indicated in the below table (dollar amounts in thousands):

		Asset	Involuntary
	Total Amount	Coverage per	Liquidating Preference	Average Market
Class and Year	Outstanding (1)	Unit (2)	Per Unit (3)	Value Per Unit (4)
Credit Facility
March 31, 2024	$6,700	$17	—	N/A
December 31, 2023	—	—	—	N/A
(1)Total amount of each class of senior securities outstanding at the end of the period presented.
(2)The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. The asset coverage ratio with respect to indebtedness is multiplied by $1,000 to determine the Asset Coverage Per Unit.
(3)The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it. The “—” in this column indicates that the Securities and Exchange Commission (“SEC”) expressly does not require this information to be disclosed for certain types of senior securities.
(4)	The Company’s senior securities are not registered for public trading.

Note 7. Commitments and Contingencies

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which requires the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2024 and December 31, 2023, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $13,074 and $13,523 (dollar amounts in thousands), respectively.

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

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2024, the Company was not involved in any material legal proceedings.

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

In November 2023, PGIM Strategic Investments, Inc. transferred beneficial ownership of Class I Common Shares to PICA. As of March 31, 2024, the Company has 4,421,958, 426 and 428 of Class I, Class S and Class D Shares issued and outstanding, respectively, all of which is 99.5% owned by PICA.

The following table summarizes transactions with respect to the Company’s Common Shares during the three months ended March 31, 2024 and 2023 (dollars in thousands except share amounts):

	March 31, 2024
	Class I		Class S		Class D
	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	20,243	$500	—	$—	—	$—
Shares/gross proceeds from the private placements	—	—	—	—	—	—
Share transfers between classes	—	—	—	—	—	—
Reinvestment of distribution	79,351	1,961	44	1	46	1
Repurchased Shares	—	—	—	—	—	—
Net Increase (decrease)	99,594	$2,461	44	$1	46	$1

March 31, 2023
	Class I		Class S*		Class D*
	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	2,138,808	$54,400	—	$—	—	$—
Shares/gross proceeds from the private placements	—	—	—	—	—	—
Share transfers between classes	—	—	—	—	—	—
Reinvestment of distribution	—	—	—	—	—	—
Repurchased Shares	—	—	—	—	—	—
Net Increase (decrease)	2,138,808	$54,400	—	$—	—	$—

* Class S and Class D Shares commenced operations on July 3, 2023.

Net Asset Value per Share

The Company determines NAV for each class of Shares each month as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e., the prior month-end NAV). The following table presents each month-end NAV per share for Class I, Class S and Class D Common Shares during the three months ended March 31, 2024 and 2023:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 2024	$24.70	$25.14	$25.14
February 2024	24.73	25.17	25.16
March 2024	24.78	25.22	25.21

	NAV Per Share
For the Months Ended	Class I	Class S*	Class D*
January 2023	$25.31	$—	$—
February 2023	25.46	—	—
March 2023	25.61	—	—

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

The Board authorizes and declares monthly distribution amounts per share of Class I, Class S and Class D Common Shares. The following tables summarize the Company’s distributions declared during the three months ended March 31, 2024 (dollar amounts in thousands except per share):

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 27, 2024	$0.22500	$972
February 23, 2024	February 29, 2024	March 27, 2024	0.22500	986
March 22, 2024	March 28, 2024	April 26, 2024	0.22500	995

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 27, 2024	$0.20680	$—	*
February 23, 2024	February 29, 2024	March 27, 2024	0.20680	—	*
March 22, 2024	March 28, 2024	April 26, 2024	0.20680	—	*

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 27, 2024	$0.22100	$—	*
February 23, 2024	February 29, 2024	March 27, 2024	0.22100	—	*
March 22, 2024	March 28, 2024	April 26, 2024	0.22100	—	*
*	Less than $500

For the three months ended March 31, 2023, the Company did not make any distributions as a disregarded entity.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan, pursuant to which all cash dividends declared by the Board on behalf of shareholders who do not elect to receive their dividends in cash as provided below will be reinvested into additional Common Shares of the Company. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then shareholders who have not opted out of the distribution reinvestment plan will have their cash distributions automatically reinvested in additional Common Shares, rather than receiving the cash dividend or other distribution. Distributions on fractional Shares will be credited to each participating shareholder’s account to three decimal places.

The following table reflects the Common Shares issued pursuant to the dividend reinvestment plan for the three months ended March 31, 2024:

Class I
Declaration Date	Record Date	Payment Date	Shares Issued
January 24, 2024	January 31, 2024	February 27, 2024	107
February 23, 2024	February 29, 2024	March 27, 2024	39,375
March 22, 2024	March 28, 2024	April 26, 2024	39,869

Class S
Declaration Date	Record Date	Payment Date	Shares Issued
January 24, 2024	January 31, 2024	February 27, 2024	38
February 23, 2024	February 29, 2024	March 27, 2024	3
March 22, 2024	March 28, 2024	April 26, 2024	3

Class D
Declaration Date	Record Date	Payment Date	Shares Issued
January 24, 2024	January 31, 2024	February 27, 2024	38
February 23, 2024	February 29, 2024	March 27, 2024	4
March 22, 2024	March 28, 2024	April 26, 2024	4

For the three months ended March 31, 2023, no Common Shares were issued pursuant to the distribution reinvestment plan.

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables present the sources of cash distributions on a U.S. GAAP basis that the Company has declared on Common Shares during the three months ended March 31, 2024 (dollar amounts in thousands except per share):

	Class I		Class S			Class D
Source of Distribution	Per Share	Amount	Per Share	Amount		Per Share	Amount
Net investment income	$0.68	$2,953	$0.62	$—	*	$0.66	$—	*
Net realized gains	—	—	—	—		—	—
Distributions in excess of net investment income	—	—	—	—		—	—
*	Less than $500

Share Repurchase Program

The Company provides liquidity through a quarterly repurchase program pursuant to which it will offer to repurchase, in each quarter, up to 5% of its Common Shares outstanding (either by number of Shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended and Section 23 (c) of the 1940 Act. All Shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Shares. Any repurchases of the Manager’s and affiliate shares will be on the same terms and subject to the same limitations as other shareholders.

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

For the three months ended March 31, 2024, no share repurchases were completed by the Company.

Note 9. Financial Highlights

The following are the financial highlights for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31, 2024		March 31, 2023
	Class I		Class I
Per Share Operating Performance:(1)
Net asset value, beginning of period	$24.68		$25.09
Income from investment operations:
Net investment income (loss)(2)	0.76		0.40
Net realized and unrealized gains (losses)	0.02		0.12
Net increase (decrease) in net investment operations	0.78		0.52
Distributions declared:
From net investment income	(0.68)		—
Total distributions declared	(0.68)		—
Total increase (decrease) in net assets	0.10		0.52
Net asset value, end of period	$24.78		$25.61
Total Return (3)	3.17%		2.07%
Ratios and supplemental data:
Net assets, end of period (000’s)	$109,559		$66,773
Average number of common shares outstanding, end of period	4,352,698		1,375,449
Ratio of gross expenses to average net assets	6.38	%(7)	1.08	%(4)
Ratio of waivers to average net assets	(5.09)	%(7)	(0.58)	%(4)
Ratio of net expenses to average net assets	1.29	%(6)(7)	0.50	%(4)
Ratio of net investment income (loss) to average net assets	12.29	%(7)	5.40	%(4)
Portfolio turnover rate(5)	2.70%		—%
Asset coverage ratio	1,735.5%		—%
(1)	Selected data for a Net Asset Value per share outstanding throughout the period.
(2)	Calculated based on average shares outstanding during the period.
(3)	Total return based on net asset value calculated as the change in Net Asset Value per share during the respective periods, assuming distributions, if any, are reinvested on the effects of the performance of the Company during the period.
(4)	Annualized, with the exception of certain non-recurring expenses.
(5)	The Company’s portfolio turnover rate is calculated in accordance with regulatory requirements, without regard to transactions involving short – term investments and certain derivatives. If such transactions were included, the Company’s portfolio turnover rate may be higher.
(6)	Includes interest expense from the Revolving Credit Facility of 0.79% and 0.00% which is being excluded from the Company's contractual waiver for the three months ended March 31, 2024 and 2023.
(7)	Annualized.

	For the Three Months Ended
	March 31, 2024
	Class S(5)
Per Share Operating Performance:(1)
Net asset value, beginning of period	$25.13
Income from investment operations:
Net investment income (loss)(2)	0.71
Net realized and unrealized gains (losses)	—
Net increase (decrease) in net investment operations	0.71
Distributions declared:
From net investment income	(0.62)
Total distributions declared	(0.62)
Total increase (decrease) in net assets	0.09
Net asset value, end of period	$25.22
Total Return(3)	2.85%
Ratios and supplemental data:
Net assets, end of period (000’s)	$11
Average number of common shares outstanding, end of period	413
Ratio of gross expenses to average net assets(7)	380.90%
Ratio of waivers to average net assets(7)	(378.77)%
Ratio of net expenses to average net assets(7)	2.13	%(6)
Ratio of net investment income (loss) to average net assets(7)	11.33%
Portfolio turnover rate(4)	2.70%
Asset coverage ratio	1,735.5%
(1)	Selected data for a Net Asset Value per share outstanding throughout the period.
(2)	Calculated based on average shares outstanding during the period.
(3)	Total return does not consider the effects of sales loads, if any. Total return based on net asset value calculated as the change in Net Asset Value per share during the respective periods, assuming distributions, if any, are reinvested on the effects of the performance of the Company during the period.
(4)	The Company’s portfolio turnover rate is calculated in accordance with regulatory requirements, without regard to transactions involving short-term investments and certain derivatives. If such transactions were included, the Company’s portfolio turnover rate may be higher.
(5)	Class S commenced operation on July 3, 2023.
(6)	Includes interest expense from the Revolving Credit Facility of 0.78% which is being excluded from the Company's contractual waiver for the three months ended March 31, 2024.
(7)	Annualized.

	For the Three Months Ended
	March 31, 2024
	Class D(5)
Per Share Operating Performance:(1)
Net asset value, beginning of period	$25.13
Income from investment operations:
Net investment income (loss)(2)	0.75
Net realized and unrealized gains (losses)	(0.01)
Net increase (decrease) in net investment operations	0.74
Distributions declared:
From net investment income	(0.66)
Total distributions declared	(0.66)
Total increase (decrease) in net assets	0.08
Net asset value, end of period	$25.21
Total Return(3)	2.98%
Ratios and supplemental data:
Net assets, end of period (000’s)	$11
Average number of common shares outstanding, end of period	414
Ratio of gross expenses to average net assets(7)	382.71%
Ratio of waivers to average net assets(7)	(381.18)%
Ratio of net expenses to average net assets(7)	1.53	%(6)
Ratio of net investment income (loss) to average net assets(7)	11.93%
Portfolio turnover rate(4)	2.70%
Asset coverage ratio	1,735.5%
(1)	Selected data for a Net Asset Value per share outstanding throughout the period.
(2)	Calculated based on average shares outstanding during the period.
(3)	Total return does not consider the effects of sales loads, if any. Total return based on net asset value calculated as the change in Net Asset Value per share during the respective periods, assuming distributions, if any, are reinvested on the effects of the performance of the Company during the period.
(4)	The Company’s portfolio turnover rate is calculated in accordance with regulatory requirements, without regard to transactions involving short-term investments and certain derivatives. If such transactions were included, the Company’s portfolio turnover rate may be higher.
(5)	Class D commenced operation on July 3, 2023.
(6)	Includes interest expense from the Revolving Credit Facility of 0.78% which is being excluded from the Company's contractual waiver for the three months ended March 31, 2024.
(7)	Annualized.

Note 10. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the financial statements as of March 31, 2024, except as discussed below.

On April 22, 2024, the Company declared a distribution of $0.22500 per Class I Share, $0.20680 per Class S Share, and $0.22100 per Class D Share which is payable on May 29, 2024 to shareholders of record as of April 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events, the Company’s future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to those described in “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2023 and Part II, Item 1A of and elsewhere in this Quarterly Report on Form 10-Q.

Overview and Investment Framework

The Company is a recently organized, externally managed, non-diversified closed-end management investment company with limited operating history that has elected to be regulated as a BDC under the 1940 Act effective May 5, 2023. Formed as a Delaware statutory trust on March 21, 2022, we are externally managed by the Manager. The Manager has delegated to the Subadviser responsibility for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring the Company’s portfolio on an ongoing basis. The Company commenced its operations on December 13, 2022. The Company also intends to elect to be treated, and qualify annually, as a RIC under the Code upon filing of the tax return on its statutory due date, commencing with its initial taxable year ended December 31, 2023.

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

Revenues

The Company generates revenue in the form of interest income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. The senior debt investments bear interest at a floating rate. Interest on debt securities is generally payable monthly, quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, the Company may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums are capitalized, and we accrete or amortize such amounts as interest income. The Company will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.

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

From time to time, the Manager or its affiliates may pay third-party providers of goods or services. The Company will reimburse the Manager or such affiliates thereof for any such amounts paid on the Company’s behalf. From time to time, the Manager may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by the Company shareholders, subject to the expense cap noted below.

Expense Limitation and Reimbursement Agreement

The Company has entered into an expense limitation and reimbursement agreement with the Manager (the “Expense Limitation and Reimbursement Agreement”). For additional information see “Item 1. Financial Statements—Notes to Financial Statements—Note 3. Management Agreement and Transactions with Affiliates.”

Portfolio and Investment Activity

For the three months ended March 31, 2024, we acquired $13.5 million aggregate principal amount of investments (including $1.0 million of unfunded commitments), all of which was first lien debt.

For the three months ended March 31, 2023, we acquired $50.4 million aggregate principal amount of investments (including $2.5 million of unfunded commitments), all of which was first lien debt.

The Company’s portfolio and investment activity for the three months ended March 31, 2024 and 2023 are presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Investments:
Total Investments, beginning of period	$100,588	$8,486
Purchase of investments	14,386	38,661
Proceeds from principal repayment of investments	(2,872)	(237)
Amortization or accretion of discount on investments	166	28
Net realized gain (loss) on investments	—	—
Total investments, end of period	$112,268	$46,938

Number of Portfolio Companies	35	17

The weighted average yields of the Company’s investments as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Weighted average yield on debt and income producing investments, at cost (1)	12.58%	12.85%
Weighted average yield on debt and income producing investments, at fair value (1) (2)	12.56%	12.80%
Percentage of debt investments bearing a floating rate (2)	100.0%	100.0%
Percentage of debt investments bearing a fixed rate (2)	0.0%	0.0%
(1)	Computed as (a) effective interest rates as of each respective date plus the annual accretion of discounts or less the annual amortization of premiums, as applicable, on accruing debt included in such securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)	Measured on a fair value basis and excludes investments on non-accrual status, if any.

The Company’s investments as of March 31, 2024 and December 31, 2023 consisted of the following (dollar amounts in thousands):

	March 31, 2024
			Percentage of
			Total Investments
	Cost	Fair value	at Fair Value
First Lien Debt	$112,268	$112,454	100.00%
Total	$112,268	$112,454	100.00%

Largest portfolio company investment	$6,938	$6,964	6.19%
Average portfolio company investment	$3,208	$3,213	2.86%

	December 31, 2023
			Percentage of
			Total Investments
	Cost	Fair value	at Fair Value
First Lien Debt	$100,588	$101,019	100.00%
Total	$100,588	$101,019	100.00%

Largest portfolio company investment	$6,991	$7,032	6.96%
Average portfolio company investment	$3,048	$3,061	3.03%

Results of Operations

Operating results for the three months ended March 31, 2024 and 2023 were as follows (dollar amounts in thousands):

	For the Three Months Ended
	March 31, 2024		March 31, 2023
Investment income
From non-affiliated investments:
Interest income	$3,463		$565
Dividend income	120		40
Fee income	59		—
Total investment income	3,642		605

Expenses
Professional fees	575		25
Management fees	336		—
Interest expense	251		—
Income based incentive fees	220		—
Capital gains incentive fees	34		—
Blue sky fees	90		—
Custodian and accounting fees	67		45
Trustees’ fees	47		44
Transfer agent’s fees and expenses (including affiliated expense of $6)	28		—
Pricing fees	27		—
Shareholders' reports	26		—
Servicing and distribution fees	—	(*)	—
Other general & administrative	28		16
Total expenses	1,729		130
Expense reimbursement	(795)		(78)
Incentive fees waived	(254)		—
Management fees waived	(336)		—
Net expenses	344		52
Net investment income (loss)	3,298		553

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-affiliated investments transactions	—		—
Forward foreign currency contracts transactions	(144)		—
Foreign currency transactions	9		12
Net realized gain (loss)	(135)		12
Net change in unrealized appreciation (depreciation):
Non-affiliated investments	(245)		79
Forward foreign currency contracts	457		(11)
Foreign currency	(3)		(5)
Net change in unrealized appreciation (depreciation)	209		63
Net realized and unrealized gain (loss)	74		75
Net increase (decrease) in net assets resulting from operations	$3,372		$628
(*)	Less than $500

Investment Income

For the three months ended March 31, 2024, investment income was $3.6 million, all of which was attributable to interest and fees on our debt investments, dividend income and fee income. The increase in investment income from the three months ended March 31, 2023 was primarily due to an increase of $13.5 million aggregate principal amount of new investments acquired during the period.

For the three months ended March 31, 2023, investment income was $605 thousand, all of which was attributable to interest and fees on our debt investments and dividend income.

Expenses

Total expenses before expense reimbursement and incentive and management fee waivers for the three months ended March 31, 2024 were $1.8 million, consisting primarily of professional fees, income based incentive fees, capital gains incentive fees, blue sky fees management fees, custodian and accounting fees, trustees’ fees, transfer agent’s fees and expenses, interest expense, pricing fees, shareholder’s reports, and other general and administrative fees. The increase in total expenses from the three months ended March 31, 2023 was primarily related to an increase in professional fees, interest expenses, management and incentive fees due to an increased cost of servicing a larger investment portfolio.

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

For the three months ended March 31, 2024, the Company accrued income based incentive fees of $220 thousand, all of which were subject to waiver by the Manager. For the three months ended March 31, 2023, the Company did not accrue any incentive fees.

For the three months ended March 31, 2024 and 2023, the Company accrued capital gains incentive fees of $34 thousand and $0, respectively, all of which were subject to waiver by the Manager. As of March 31, 2024, there were no capital gains incentive fees payable by the Company.

For the three months ended March 31, 2024, the Company accrued management fees of $336 thousand, all of which were subject to waiver by the Manager. For the three months ended March 31, 2023, the Company did not accrue any management fees.

Income Taxes, Including Excise Taxes

The Company intends to elect to be treated as a RIC under the Code upon filing of the tax return on its statutory due date, commencing with the taxable year ended December 31, 2023. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long- term capital losses and (ii) its net tax-exempt income. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s shareholders and would not be reflected in the financial statements of the Company.

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

For the three months ended March 31, 2024 and 2023, the Company did not incur any excise tax expense.

Net realized gain (loss) and Net change in unrealized appreciation (depreciation)

For the three months ended March 31, 2024 and 2023, the Company reported realized gains from foreign currency transactions of $9 thousand and $12 thousand, respectively, primarily as a result of fluctuations in the foreign currency. For the three months ended March 31, 2024 and 2023, the Company reported realized losses from forward foreign currency contracts of $(144) thousand and $0, respectively.

For the three months ended March 31, 2024 and 2023, the Company reported unrealized depreciation from foreign currency of $(3) thousand and $(5) thousand, respectively. For the three months ended March 31, 2024 and 2023, the Company reported unrealized appreciation (depreciation) from forward foreign currency contracts of $457 thousand and $(11) thousand, respectively. For the three months ended March 31, 2024 and 2023, the Company reported unrealized appreciation (depreciation) from non-affiliated investments transactions of $(245) thousand and $79 thousand, respectively, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.

Financial Condition, Liquidity and Capital Resources

The Company’s liquidity and capital resources are generated primarily through the net proceeds of the offering of the Company’s Common Shares, any financing arrangements we may enter into in the future, and cash flows from operations, including investments sales and repayments and income earned from investments and cash equivalents. The primary uses of cash have been investments in portfolio companies and other general corporate purposes.

The primary uses of cash are expected to be for investments in portfolio companies and other investments, distributions to shareholders, for operational costs such as paying management and incentive fees, custodian and accounting fees and for the cost of any borrowings or financing arrangements.

The Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to Common Shares if asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On November 8, 2022, the Company’s sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. In addition, while any senior securities remain outstanding, the Company will be required to make provisions to prohibit any dividend distribution to shareholders or the repurchase of such securities or shares unless the Company meets the applicable asset coverage ratios at the time of the dividend distribution or repurchase. The Company also may be permitted to borrow amounts up to 5% of the value of the total assets for temporary or emergency purposes, which borrowings would not be considered senior securities. As of March 31, 2024 and December 31, 2023, the Company had an aggregate amount of $6.7 million and $0 of debt securities outstanding and the asset coverage ratio was 1735.5% and 0%, respectively.

Pursuant to the Expense Limitation and Reimbursement Agreement, for three years from May 5, 2023, the effective date of the Company’s registration statement (the “ELRA Period”), the Manager has contractually agreed to waive its fees and/or reimburse expenses of the Company so that the Company’s Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). The Company has agreed to repay these amounts, when and if requested by the Manager, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Manager waived or reimbursed such fees or expenses. This arrangement cannot be terminated without the consent of the Company’s Board prior to the end of the ELRA Period. “Specified Expenses” includes all expenses incurred in the business of the Company, including organizational and offering costs (excluding the organizational and offering expenses relating to the initial sale of Class I, Class S and Class D Common Shares), with the following exceptions: (i) the management fee, (ii) the incentive fee, (iii) the shareholder servicing and/or distribution fee, (iv) brokerage costs or other investment-related out-of-pocket expenses, (v) dividend/ interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vi) taxes, and (vii) extraordinary expenses (as determined in the sole discretion of the Manager). Prior to the Company’s election of BDC status, the Manager agreed to voluntarily enact the above-described expense limitation.

As of March 31, 2024, the Company had $3.3 million in cash and cash equivalents, including foreign currency. During that period, cash used in operating activities was $8.0 million, primarily as a result of purchasing portfolio investments of $14.4 million, partially offset by proceeds from repayment of investments of $2.9 million. Cash used by financing activities was $5.0 million, primarily as a result of dividends paid in cash and borrowings on the credit facility.

As of March 31, 2023, the Company had $26.1 million in cash and cash equivalents, including foreign currency. During that period, cash used in operating activities was $31.5 million, primarily as a result of purchasing portfolio investments of $32.5 million, partially offset by proceeds from repayment of investments of $237 thousand. Cash provided by financing activities was $54.4 million, primarily as a result of proceeds from issuance of Common Shares.

Equity

The following table summarizes transactions with respect to the Company’s Common Shares for the three months ended March 31, 2024 (dollars in thousands except share amounts):

	March 31, 2024
	Class I		Class S		Class D
	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	20,243	$500	—	$—	—	$—
Shares/gross proceeds from the private placements	—	—	—	—	—	—
Share transfers between classes	—	—	—	—	—	—
Reinvestment of distribution	79,351	1,961	44	1	46	1
Repurchased shares	—	—	—	—	—	—
Net Increase (decrease)	99,594	$2,461	44	$1	46	$1

Distributions

The following tables summarize the Company’s distributions declared and payable for the three months ended March 31, 2024 (dollars in thousands except per share amounts) by share class:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 27, 2024	$0.22500	$972
February 23, 2024	February 29, 2024	March 27, 2024	0.22500	986
March 22, 2024	March 28, 2024	April 26, 2024	0.22500	995

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 27, 2024	$0.20680	$—	*
February 23, 2024	February 29, 2024	March 27, 2024	0.20680	—	*
March 22, 2024	March 28, 2024	April 26, 2024	0.20680	—	*

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 27, 2024	$0.22100	$—	*
February 23, 2024	February 29, 2024	March 27, 2024	0.22100	—	*
March 22, 2024	March 28, 2024	April 26, 2024	0.22100	—	*

*Less than $500

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board on behalf of shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then shareholders who have not opted out of the distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places. The following tables reflect the Shares issued pursuant to the dividend reinvestment plan for the three months ended March 31, 2024:

Class I
Declaration Date	Record Date	Payment Date	Shares Issued
January 24, 2024	January 31, 2024	February 27, 2024	107
February 23, 2024	February 29, 2024	March 27, 2024	39,375
March 22, 2024	March 28, 2024	April 26, 2024	39,869

Class S
Declaration Date	Record Date	Payment Date	Shares Issued
January 24, 2024	January 31, 2024	February 27, 2024	38
February 23, 2024	February 29, 2024	March 27, 2024	3
March 22, 2024	March 28, 2024	April 26, 2024	3

Class D
Declaration Date	Record Date	Payment Date	Shares Issued
January 24, 2024	January 31, 2024	February 27, 2024	38
February 23, 2024	February 29, 2024	March 27, 2024	4
March 22, 2024	March 28, 2024	April 26, 2024	4

Share Repurchase Program

The Company provides liquidity through a quarterly repurchase program pursuant to which it will offer to repurchase, in each quarter, up to 5% of its Common Shares outstanding (either by number of Shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended and Section 23 (c) of the 1940 Act. All Shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Shares. Any repurchases of the Manager’s and affiliate shares will be on the same terms and subject to the same limitations as other shareholders.

Under the Company’s share repurchase program, to the extent the Company offers to repurchase Shares in any particular quarter, the Company expects to repurchase Shares pursuant to quarterly tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be subject to the Early Repurchase Deduction. The one-year holding period is measured as of the subscription closing date immediately following the prospective Repurchase Date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

During the three months ended March 31, 2024, no Share repurchases were completed by the Company.

Borrowings

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

The following table presents outstanding borrowings as of March 31, 2024 (dollar amounts in thousands):

	March 31, 2024
	Aggregate
	Principal	Outstanding	Carrying	Unused	Amount
	Committed	Principal	Value	Portion(1)	Available(2)
Revolving Credit Facility	$150,000	$6,700	$6,700	$143,300	$61,776
Total	$150,000	$6,700	$6,700	$143,300	$61,776

(1) The unused portion is the amount upon which commitment fees, if any, are based.

(2) The amount available reflects any limitations related to the credit facility’s borrowing base.

For additional information on our debt obligations see “Note 6. Borrowings” to the financial statements.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. The Company considers the most significant accounting policies to be those related to Valuation of Portfolio Investments, are described below. The critical accounting policies and estimates should be read in conjunction with the financial statements and related notes in, Item 1, as well as with “Risk Factors” in Part I, Item 1A of the Annual Report Form 10-K for the year ended December 31, 2023.

The Company values its investments in accordance with FASB ASC 820, Fair Value Measurement (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. The Company is required to report its investments for which current market values are not readily available at fair value. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a readily available market for these investments existed, and these differences could be material. See “Item 1. Financial Statements - Note 5. Fair Value Measurements.”

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

The Company’s accounting policy on the fair value of investments is critical because the determination of fair value involves subjective judgments and estimates. Due to the inherent uncertainty of determining fair value measurements, the fair values of investments may differ from the amounts that we ultimately realize or collect from sales or maturities of investments, and the differences could be material.

Recent Developments

The Company’s management evaluated recent developments through the date of issuance of the financial statements. There have been no recent developments that occurred during such period that would require disclosure in this report, except as discussed below.

On April 22, 2024, the Company declared a distribution of $0.22500 per Class I Share, $0.20680 per Class S Share, and $0.22100 per Class D Share which is payable on May 29, 2024 to shareholders of record as of April 30, 2024.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is subject to financial market risks, including valuation risk, interest rate risk and currency risk.

Valuation Risk

The Company plans to invest primarily in illiquid debt securities of private companies. Securities that are not publicly traded or for which market prices are not readily available will be valued at fair value as determined in good faith pursuant to procedures adopted by the Manager, as valuation designee pursuant to Rule 2a-5 under the 1940 Act, and under the oversight of the Board, based on, among other things, the input of the Manager, the Subadviser and independent third-party valuation firms engaged at the direction of the Valuation Designee to review the Company’s investments. The Board will review and determine, or (subject to the Board’s oversight) delegate to the Valuation Designee to determine, the fair value of each of the Company’s investments and NAV per share each month. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, the Company may realize amounts that are different from the amounts presented and such differences could be material.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. The company intends to fund portions of investments with borrowings, and at such time, net investment income will be affected by the difference between the rate at which the Company invests and the rate at which the Company borrow. Accordingly, the Company cannot assure shareholders that a significant change in market interest rates will not have a material adverse effect on net investment income.

If deemed prudent, the Company may use interest rate risk management techniques in an effort to minimize exposure to interest rate fluctuations. The Company may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. The Company may also borrow funds in local currency as a way to hedge our non-U.S. denominated investments.

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

Based on Statement of Assets and Liabilities as of March 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in investment (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$3,445	$(201)	$3,244
Up 200 basis points	2,297	(134)	2,163
Up 100 basis points	1,148	(67)	1,081
Down 100 basis points	(1,148)	67	(1,081)
Down 200 basis points	(2,297)	134	(2,163)

Currency Risk

The Company expects to hedge most of the risk of foreign currency fluctuations on the non-U.S. cash receipts that would flow from non-U.S. investments, including by funding such investments with borrowings denominated in the relevant foreign currency or through other hedging techniques (including the use of foreign currency forward contracts or swaps), subject to the requirements of the 1940 Act. A foreign currency forward contract is an obligation to buy or sell a given currency on a future date and at a set price or to make or receive a cash payment based on the value of a given currency at a future date. Delivery of the underlying currency is expected, the terms are individually negotiated, the counterparty is not a clearing corporation or an exchange, and payment on the contract is made upon delivery, rather than daily. There is uncertainty regarding the timing and amounts of those future cash flows, and the Company’s strategies for hedging transactions are subject to inherent imperfections. As such, the full risk of currency fluctuations will not be eliminated and the Company may be exposed to additional risk of loss. There can be no guarantee that instruments suitable for hedging in market shifts will be available at the time when the Company wishes to use them. Certain of the Company’s hedging transactions may be undertaken through brokers, banks or other organizations, and the Company will be subject to risk of default or insolvency of such counterparties. In such event, there can be no assurance that any money advanced to or obligations from these counterparties would be repaid or that the Company would have any recourse in the event of default. Further, hedging transactions may reduce cash available to pay distributions to shareholders.

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

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Item 1A in the Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect business, financial condition and/or operating results Although the risks described in the prospectus represent the principal risks associated with an investment in us, they are not the only risks the Company’s face. Additional risks and uncertainties not currently known to us or that the Company currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Second Amended and Restated Agreement and Declaration of Trust of the Registrant
3.2	Amended and Restated Bylaws of the Registrant
10.1	Amended and Restated Management Agreement between PGIM Private Credit Fund and PGIM Investments LLC, dated as of March 22, 2024
10.2	Amended and Restated Subadvisory Agreement between PGIM Investments LLC and PGIM, Inc., dated as of March 22, 2024
10.3	Management Fee Waiver Letter between PGIM Private Credit Fund and PGIM Investments LLC, dated February 23, 2024
10.4	Subadvisory Fee Waiver Letter between PGIM Investments LLC and PGIM, Inc., dated February 23, 2024
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed Herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PGIM PRIVATE CREDIT FUND

Date: May 13, 2024	By:	/s/ Stuart S. Parker
Name: Stuart S. Parker
Title: President and Principal Executive Officer

Date: May 13, 2024	By:	/s/ Christian J. Kelly
Name: Christian J. Kelly
Title: Chief Financial Officer (Principal Financial Officer)