Form 10-Q
period 2024-06-30
PGIM Private Credit Fund
filed 2024-08-13
CIK 1923622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

OR

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to

Commission File Number: 814-01582

PGIM Private Credit Fund

(Exact name of Registrant as specified in its Charter)

Delaware	88-1771414
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

655 Broad Street
Newark, NJ	07102-4410
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s telephone number, including area code): (973) 802-5032

Securities registered pursuant to Section 12(b) of the Act:

None	Not applicable	Not applicable
Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The number of shares of Registrant’s common shares of beneficial interest, $0.001 par value per share, outstanding as of August 12, 2024 was 4,604,794, 440 and 443 of Class I, Class S and Class D, respectively.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements about the PGIM Private Credit Fund’s (the “Company,” “we,” “us” or “our”) business, including, in particular, statements about the Company’s plans, strategies and objectives. You can generally identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include the Company’s plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond the Company’s control. Although the Company believes the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and the Company’s actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by the Company or any other person that the Company’s objectives and plans, which the Company considers to be reasonable, will be achieved. These risks, uncertainties and other factors include, without limitation:

●	our future operating results;
●	our business prospects and the prospects of the companies in which we may invest;
●	the impact of the investments that we expect to make;
●	our ability to raise sufficient capital and repurchase the Company’s common shares of beneficial interest, $0.001 par value per share (“Common Shares”), to execute our investment strategy;
●	general economic, logistical and political trends and other external factors, including inflation and supply chain and labor market disruptions;
●	the ability of our portfolio companies to achieve their objectives;
●	our current and expected financing arrangements and investments;
●	changes in the general interest rate environment;
●	the adequacy of our cash resources, future financing sources and working capital;
●	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
●	our contractual arrangements and relationships with third parties;
●	risks associated with the demand for liquidity under our share repurchase program and the Board of Trustees’ (the “Board” and the members thereof, the “Trustees”) continued approval of quarterly tender offers;
●	actual and potential conflicts of interest with PGIM Investments LLC (“PGIM Investments,” the “Manager” or the “Valuation Designee”) or any of its affiliates;
●	the elevating levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;
●	the dependence of our future success on the general economy and its effect on the industries in which we may invest;
●	the ability of the Manager to source suitable investments for us and to monitor and administer our investments;
●	the impact of future acquisitions and divestitures;
●	the ability of the Manager or its affiliates to attract and retain highly talented professionals;

●	general price and volume fluctuations in the stock market;
●	our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”);
●	the impact on our business of U.S. and international financial reform legislation, rules and regulations;
●	the effect of changes to tax legislation and our tax position; and
●	the tax status of the enterprises in which we may invest.

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

Item 1. Financial Statements

PGIM Private Credit Fund

Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Investments at fair value
Non-affiliated investments (cost of $129,318 and $100,588, respectively)(1)	$129,664	$101,019
Cash and cash equivalents	3,219	16,079
Foreign currency, at value (cost of $754 and $197, respectively)	756	199
Interest receivable from non-affiliated investments	1,099	584
Deferred financing costs	1,039	1,159
Receivable for investments sold	180	21
Unrealized appreciation on OTC forward foreign currency exchange contracts	243	—
Due from Manager	207	1,273
Other assets	6	40
Total assets	$136,413	$120,374

LIABILITIES
Debt (Note 6)	20,400	—
Distribution payable (Note 8)	1,027	12,093
Unrealized depreciation on OTC forward foreign currency exchange contracts	27	282
Professional fees payable	207	962
Pricing fees payable	157	105
Interest payable	218	98
Custodian and accounting fees payable	158	74
Transfer agent’s fees payable	—	14
Affiliated transfer agent’s fees payable	4	2
Payable for investments purchased	541	—
Accrued expense and other liabilities	61	45
Total liabilities	$22,800	$13,675

Commitments and contingencies (Note 7)

NET ASSETS
Common Shares, $0.001 par value (unlimited shares authorized; 4,564,597 and 4,323,128 shares issued and outstanding, respectively)	5	4
Paid in capital in excess of par	112,588	106,610
Total distributable earnings/(accumulated losses)	1,020	85
Total net assets	$113,613	$106,699
Total liabilities and net assets	$136,413	$120,374
NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$113,591	$106,679
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	4,563,721	4,322,364
Net asset value per share	$24.89	$24.68

Class S Shares:
Net assets	$11	$10
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	437	382
Net asset value per share	$25.34	$25.13

Class D Shares:
Net assets	$11	$10
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	439	382
Net asset value per share	$25.33	$25.13
(1)	Includes fair value of unfunded loan commitments which are disclosed in footnote seven within the Schedule of Investments and Note 7. Commitments and Contingencies.

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Statements of Operations
(in thousands)
(Unaudited)

	For the Three Months Ended			For the Six Months Ended
	June 30, 2024		June 30, 2023	June 30, 2024		June 30, 2023
Investment income
From non-affiliated investments:
Interest income	$3,768		$2,109	$7,231		$2,674
Dividend income	58		488	178		528
Fee income	50		—	109		—
From affiliated investments:
Dividend Income	3		—	3		—
Total investment income	3,879		2,597	7,521		3,202

Expenses
Professional fees	821		201	1,396		226
Interest expense	449		—	700		—
Management fees (Note 3)	349		—	685		—
Income based incentive fees (Note 3)	218		185	438		185
Capital gains incentive fees (Note 3)	35		—	69		—
Custodian and accounting fees	84		45	151		90
Blue sky fees	—		—	90		—
Trustees’ fees	52		44	99		88
Transfer agent’s fees and expenses (Note 3)(**)	41		78	69		78
Pricing fees	25		27	52		27
Shareholders’ reports	44		12	70		12
Servicing and distribution fees	—	(*)	—	—	(*)	—
Other general & administrative	26		3	54		19
Total expenses	2,144		595	3,873		725
Expense reimbursement (Note 3)	(953)		(285)	(1,748)		(363)
Incentive fees waived (Note 3)	(253)		(185)	(507)		(185)
Management fees waived (Note 3)	(349)		—	(685)		—
Net expenses	589		125	933		177
Net investment income (loss)	3,290		2,472	6,588		3,025

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-affiliated investments transactions	8		—	8		—
Forward foreign currency contracts transactions	73		(8)	(71)		(8)
Foreign currency transactions	(4)		(5)	5		7
Net realized gain (loss)	77		(13)	(58)		(1)
Net change in unrealized appreciation (depreciation):
Non-affiliated investments	160		34	(85)		113
Forward foreign currency contracts	41		20	498		9
Foreign currency	3		5	—	(*)	—
Net change in unrealized appreciation (depreciation)	204		59	413		122
Net realized and unrealized gain (loss)	281		46	355		121
Net increase (decrease) in net assets resulting from operations	$3,571		$2,518	$6,943		$3,146

(*)Less than $500

(**)

For the three and six months ended June 30, 2024, $7 and $13, respectively, of affiliated expenses were included. For the three and six months ended June 30, 2023, there were no affiliated expenses incurred by the Company.

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	For the Three Months Ended			For the Six Months Ended
	June 30, 2024		June 30, 2023	June 30, 2024	June 30, 2023
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$3,290		$2,472	$6,588	$3,025
Net realized gain (loss)	77		(13)	(58)	(1)
Net change in unrealized appreciation (depreciation)	204		59	413	122
Net increase (decrease) in net assets resulting from operations	3,571		2,518	6,943	3,146

Distributions to common shareholders
Class I	(3,053)		—	(6,006)	—
Class S	(1)		—	(1)	—
Class D	(1)		—	(1)	—
Net decrease in net assets resulting from distributions	(3,055)		—	(6,008)	—

Share transactions
Class I:
Proceeds from shares sold	503		43,000	1,003	97,400
Distributions reinvested	3,013		—	4,974	—
Class S:
Distributions reinvested	—	(*)	—	1	—
Class D:
Distributions reinvested	—	(*)	—	1	—
Net increase (decrease) from share transactions	3,516		43,000	5,979	97,400
Total increase (decrease) in net assets	4,032		45,518	6,914	100,546
Net Assets, beginning of period	109,581		66,773	106,699	11,745
Net Assets, end of period	$113,613		$112,291	$113,613	$112,291
(*)	Less than $500

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended
	June 30, 2024		June 30, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$6,943		$3,146
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	85		(113)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(498)		(9)
Net realized (gain) loss on investments	(8)		—
Net accretion of discount and amortization of premium	(291)		(127)
Amortization of deferred financing costs	120		—
Purchases of investments	(32,117)		(66,920)
Proceeds from principal repayments	3,686		1,098
Changes in operating assets and liabilities:
Interest receivable from non-affiliated investments	(515)		(579)
Receivable for investments sold	(159)		(18)
Due from Manager	1,066		(60)
Other assets	34		1
Payable for investments purchased	541		—
Professional fees payable	(755)		63
Pricing fees payable	52		27
Interest payable	120		—
Custodian and accounting fees payable	84		90
Transfer agent’s fees payable	(14)		27
Affiliated transfer agent’s fees payable	2		—
Shareholders’ reports payable	—		12
Accrued expenses and other liabilities	16		(13)
Net cash provided by (used in) operating activities	(21,608)		(63,375)

Cash flows from financing activities:
Borrowings of debt	29,300		—
Repayments of debt	(8,900)		—
Proceeds from issuance of Common Shares	1,003		97,400
Distributions paid in cash	(12,098)		—
Net cash provided by (used in) financing activities	9,305		97,400

Net increase (decrease) in cash and cash equivalents, including foreign currency	(12,303)		34,025
Effect of foreign exchange rate changes on cash and cash equivalents	—	(*)	—
Cash and cash equivalents, beginning of period	16,278		3,218
Cash and cash equivalents, end of period, including foreign currency	$3,975		$37,243

Supplemental information and non-cash activities:
Interest paid during the period	$461		$—
Distribution payable	$1,027		$—
Issuance of Common Shares in connection with distribution reinvestment plan	$4,976		$—

(*)Less than $500

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments

June 30, 2024

(in thousands)

(Unaudited)

	Reference					Par
	Rate and				Maturity	Amount/			Fair	% of
Investments(1)(11)	Spread (2)			Interest Rate(2)	Date	Units		Cost(3)	Value	Net Assets
Investments—non-affiliated
First Lien Debt(4) (5)
Aerospace & Defense
Nest Bidco GMBH (Germany) (7)	3M	E +	6.00%	9.72%	1/16/2030	EUR	3,246	$3,453	$3,395	2.99%
Nest Bidco GMBH (Delayed Draw) (Germany) (6) (7)	3M	E +	6.00%	9.72%	1/16/2030	EUR	877	(20)	(22)	(0.02)
								3,433	3,373	2.97
Beverages
Suja Merger Sub, LLC (8)	1M	S +	5.60%	10.94%	8/23/2027		2,963	2,936	2,958	2.60
								2,936	2,958	2.60
Building Products
Titan Home Improvement, LLC	3M	S +	6.00%	11.35%	5/31/2030		3,164	3,102	3,102	2.74
Titan Home Improvement, LLC (Delayed Draw) (6)	3M	S +	6.00%	11.35%	5/31/2030		593	(6)	(6)	(0.01)
Titan Home Improvement, LLC (Revolver) (6)	3M	S +	6.00%	11.35%	5/31/2030		520	(10)	(10)	(0.01)
								3,086	3,086	2.72
Business Services
Eureka Entertainment, LLC	3M	S +	6.90%	12.25%	12/20/2027		2,117	2,083	2,089	1.84
Eureka Entertainment, LLC (Revolver) (6)(9)	3M	S +	6.90%	12.25%	12/20/2027		319	78	79	0.07
	1M	S +	6.85%	12.19%
								2,161	2,168	1.91
Chemicals
AgroFresh, Inc.	1M	E +	7.00%	10.65%	3/31/2029	EUR	805	852	841	0.74
AgroFresh, Inc.	1M	S +	6.35%	11.69%	3/31/2029		5,783	5,644	5,648	4.97
AgroFresh, Inc. (Revolver) (6)	1M	S +	6.35%	11.69%	3/31/2028		566	525	524	0.46
Airedale Newco Limited (United Kingdom) (7)	3M	SN +	6.25%	11.45%	12/21/2028	GBP	5,047	6,239	6,229	5.48
Airedale Newco Limited (Revolver) (United Kingdom) (6) (7)	3M	SN +	6.25%	11.45%	12/21/2028	GBP	781	(28)	(24)	(0.02)
Kandelium Group GmbH (France) (7)	3M	S +	6.10%	11.43%	11/22/2030		1,926	1,870	1,881	1.66
Kandelium Group GmbH (Delayed Draw) (France) (7)	3M	S +	6.10%	11.43%	11/22/2030		1,284	1,247	1,254	1.11
Kandelium Group GmbH (France) (7)	6M	E +	5.50%	9.22%	11/22/2030	EUR	3,024	3,200	3,162	2.78
								19,549	19,515	17.18
Commercial Services & Supplies
CI(MG) Intermediate, LLC	3M	S +	7.15%	12.50%	3/24/2028		2,043	1,990	1,997	1.76
CI(MG) Intermediate, LLC (Delayed Draw) (6) (9)	3M	S +	7.15%	12.47%	3/24/2028		1,153	869	873	0.77
				12.50%
CI(MG) Intermediate, LLC (Revolver) (6)	3M	S +	7.15%	12.49%	3/24/2028		630	580	581	0.51
HEF Safety Ultimate Holdings, LLC	3M	S +	5.75%	11.08%	11/19/2029		2,056	2,006	2,028	1.78
HEF Safety Ultimate Holdings, LLC (Delayed Draw) (6)	3M	S +	5.75%	11.08%	11/19/2029		563	(6)	(8)	(0.01)
HEF Safety Ultimate Holdings, LLC (Revolver) (6)	3M	S +	5.75%	11.08%	11/19/2029		297	72	75	0.07
ZircoData Holdings Pty Ltd (Australia) (7) (8)	3M	B +	7.25%	11.75%	5/3/2026	AUD	1,731	1,151	1,145	1.01
								6,662	6,691	5.89
Construction & Engineering
ADB Acquisition, LLC (8)	3M	S +	6.76%	12.10%	12/18/2025		2,611	2,587	2,558	2.25
ADB Acquisition, LLC	3M	S +	6.76%	12.09%	12/18/2025		496	488	486	0.43
Capital Construction, LLC	1M	S +	5.35%	10.68%	10/22/2026		920	907	911	0.80
Capital Construction, LLC (Delayed Draw)	1M	S +	5.35%	10.68%	10/22/2026		1,247	1,230	1,236	1.09
Capital Construction, LLC (Revolver) (6)	1M	S +	5.35%	10.68%	10/22/2026		222	(3)	(2)	—
Full Circle Fiber Operating LLC	6M	S +	7.25%	12.51%	12/16/2027		5,374	5,280	5,293	4.66
Safety Infrastructure Services Intermediate LLC	3M	S +	7.15%	12.48%	7/21/2028		2,614	2,563	2,584	2.27
Safety Infrastructure Services Intermediate LLC (Revolver) (6)	3M	S +	7.15%	12.48%	7/21/2028		455	219	222	0.20
TriplePoint Acquisition Holdings LLC	1M	S +	5.50%	10.84%	5/31/2029		4,478	4,390	4,390	3.86
TriplePoint Acquisition Holdings LLC (Delayed Draw) (6)	1M	S +	5.50%	10.84%	5/31/2029		1,119	(11)	(11)	(0.01)
TriplePoint Acquisition Holdings LLC (Revolver) (6)	1M	S +	5.50%	10.84%	5/31/2029		622	(12)	(12)	(0.01)
								17,638	17,655	15.54
Containers & Packaging
Close The Loop Group USA, Inc.	3M	S +	6.15%	11.48%	10/26/2029		2,778	2,726	2,749	2.42
Close The Loop Group USA, Inc. (Revolver) (6)	3M	S +	6.15%	11.48%	12/26/2029		589	(11)	(6)	(0.01)
Johns-Byrne LLC	3M	S +	6.00%	11.33%	8/31/2029		994	972	981	0.86
Johns-Byrne LLC (Delayed Draw) (6)	3M	S +	6.00%	11.33%	8/31/2029		267	(6)	(4)	—
Johns-Byrne LLC (Revolver) (6)	3M	S +	6.00%	11.33%	8/31/2029		134	(3)	(2)	—
Toledo AcquisitionCo Inc. (8)	3M	S +	6.65%	11.97%	8/21/2027		2,962	2,924	2,914	2.57
								6,602	6,632	5.84
Distributors
Delaware Valley Floral Group LLC	3M	S +	5.85%	11.18%	8/24/2028		603	591	594	0.52
Delaware Valley Floral Group LLC (Revolver) (6)	3M	S +	5.85%	11.18%	8/24/2028		327	(6)	(5)	—
								585	589	0.52
Electronic Equipment, Instruments & Components
Rochester Sensors, LLC	3M	S +	6.90%	12.23%	5/8/2028		6,660	6,530	6,553	5.77
Rochester Sensors, LLC (Revolver)	3M	S +	6.90%	12.23%	5/8/2028		545	535	537	0.47
								7,065	7,090	6.24

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments (continued)

June 30, 2024

(in thousands)

(Unaudited)

	Reference					Par
	Rate and				Maturity	Amount/			Fair	% of
Investments(1) (11)	Spread(2)			Interest Rate(2)	Date	Units		Cost(3)	Value	Net Assets
Investments—non-affiliated (continued)
Environmental & Facilities Services
Legend Buyer, Inc.	6M	S +	5.60%	10.86%	1/19/2029		1,119	$1,097	$1,100	0.97%
Legend Buyer, Inc. (Revolver) (6)	6M	S +	5.60%	10.86%	1/19/2029		214	(4)	(3)	(0.01)
								1,093	1,097	0.96
Gas Utilities
Sail Energy, LLC	6M	S +	7.25%	12.51%	1/24/2028		1,146	1,130	1,132	1.00
Sail Energy, LLC (Delayed Draw)	6M	S +	7.25%	12.51%	1/24/2028		771	759	761	0.67
Sail Energy, LLC (Revolver) (6)	6M	S +	7.25%	12.51%	1/24/2028		381	(5)	(5)	(0.01)
								1,884	1,888	1.66
Health Care Equipment
Medical Device Inc.	3M	S +	6.60%	11.93%	7/11/2029		1,604	1,570	1,576	1.39
Medical Device Inc. (Revolver) (6)	3M	S +	6.60%	11.93%	7/11/2029		202	(4)	(4)	(0.01)
								1,566	1,572	1.38
Health Care Providers & Services
ADB Acquiror, Inc	3M	S +	8.03%	13.36%	5/12/2028		5,218	5,105	5,123	4.51
ADB Acquiror, Inc (Delayed Draw) (6)	3M	S +	8.03%	13.36%	5/12/2028		1,545	(33)	(28)	(0.03)
ADB Acquiror, Inc (Revolver) (6)	3M	S +	8.03%	13.36%	5/12/2028		455	(10)	(8)	(0.01)
MM Proton I, LLC	1M	S +	6.75%	12.08%	5/29/2029		6,788	6,689	6,689	5.89
Pharmacy Partners Acquisition, LLC	3M	S +	6.50%	11.84%	2/28/2029		1,012	997	997	0.88
Pharmacy Partners Acquisition, LLC (Revolver) (6)	3M	S +	6.50%	11.84%	2/28/2029		202	(3)	(3)	—
								12,745	12,770	11.24
Household Products
Bluesun Consumer Brands, S.L. (Spain) (7)	1M	E +	5.75%	9.68%	2/26/2030	EUR	3,111	3,275	3,253	2.86
								3,275	3,253	2.86
Human Resource & Employment Services
Pryor Learning, LLC	1M	S +	6.85%	12.19%	2/28/2028		1,800	1,770	1,775	1.56
Pryor Learning, LLC (Revolver) (6)	1M	S +	6.85%	12.19%	2/28/2028		203	(3)	(3)	—
								1,767	1,772	1.56
IT Consulting & Other Services
MajorKey Technologies Holdings LLC (8)	6M	S +	6.26%	11.57%	12/3/2026		2,422	2,402	2,406	2.12
								2,402	2,406	2.12
IT Services
Penncomp LLC	1M	S +	6.60%	11.94%	10/17/2028		3,700	3,616	3,672	3.23
Penncomp LLC (Delayed Draw) (6)	1M	S +	6.60%	11.94%	10/17/2028		1,183	222	227	0.20
Penncomp LLC (Revolver) (6)	1M	S +	6.60%	11.94%	10/17/2028		148	(3)	(1)	—
								3,835	3,898	3.43
Media
AOM Intermediate Holdco, LLC	3M	S +	6.90%	12.23%	8/22/2028		3,334	3,261	3,276	2.89
AOM Intermediate Holdco, LLC (Delayed Draw) (6) (9)	3M	S +	6.90%	12.23%	8/22/2028		773	(16)	(13)	(0.01)
				12.24%
AOM Intermediate Holdco, LLC (Revolver) (6)	3M	S +	6.90%	12.23%	8/22/2028		258	192	193	0.17
TG Studios US, LLC	3M	S +	7.90%	13.23%	4/6/2029		5,000	4,879	4,899	4.31
TG Studios US, LLC (Delayed Draw) (6)	3M	S +	7.90%	13.23%	4/6/2029		273	(7)	(6)	(0.01)
								8,309	8,349	7.35
Paper & Forest Products
Hoffmaster Group, Inc.	3M	S +	6.25%	11.58%	2/24/2028		5,192	5,095	5,119	4.51
								5,095	5,119	4.51
Professional Services
HH Global Finance LTD (8)	6M	S +	6.18%	11.50%	2/25/2027		3,000	2,965	2,972	2.62
Prestige Employee Administrators, LLC (8)	1M	S +	6.10%	11.49%	12/31/2025		3,034	3,012	3,027	2.66
Studio Bidco B.V. (Netherlands) (7)	3M	E +	6.25%	9.97%	4/17/2031	EUR	326	339	339	0.30
Studio Bidco B.V. (Delayed Draw) (Netherlands) (6) (7)	3M	E +	6.25%	9.97%	4/17/2031	EUR	122	(2)	(2)	—
Tetris Bidco Limited (United Kingdom) (7)	3M	SN +	6.75%	11.95%	10/24/2029	GBP	2,062	2,441	2,565	2.26
Tetris Bidco Limited (Revolver) (United Kingdom) (6) (7)	3M	SN +	6.75%	11.95%	10/24/2029	GBP	263	(9)	(5)	(0.01)
								8,746	8,896	7.83
Software
Knowledge Support Systems, Inc. (8)	3M	S +	6.75%	12.10%	11/17/2029		1,663	1,629	1,637	1.44
								1,629	1,637	1.44
Trading Companies & Distributors
Certified Power, Inc	3M	S +	7.10%	12.40%	4/28/2028		4,511	4,406	4,454	3.92
Entertainment Earth, LLC (8)	3M	S +	8.65%	13.98%	7/22/2027		2,886	2,849	2,796	2.46
								7,255	7,250	6.38
Total First Lien Debt								$129,318	$129,664	114.13%
Total Investments—non-affiliated								$129,318	$129,664	114.13%

Cash Equivalents
PGIM Core Ultra Short Bond Fund (10)							314	314	314	0.27%
								314	314	0.27
Cash Equivalents								$314	$314	0.27%
Total Portfolio Investments and Cash Equivalents								$129,632	$129,978	114.40%
(1)	Unless otherwise indicated, issuers of debt investments held by the Company are denominated in USD dollars. All debt investments are income producing unless otherwise indicated.

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments (continued)

June 30, 2024

(in thousands)

(Unaudited)

(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), EuroInterbank Offered Rate (“EURIBOR” or “E”), Australian Bank Bill Swap Rate (“BBSW” or “B”), Sterling Overnight Index Average (“SONIA or SN”), or an alternate base rate (commonly based on the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of June 30, 2024.
(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)	Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.
(5)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2. Accounting Policies” and “Note 5. Fair Value Measurements”).
(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from unamortized fees, which are capitalized to the investment cost. See below for more information on the Company’s unfunded commitments:

				Unfunded
		Commitment		Commitment
Investments—non-affiliated	Commitment Type	Expiration Date	Unfunded	Fair Value
ADB Acquiror, Inc	Delayed Draw Term Loan	5/12/2028	$1,545	$(28)
ADB Acquiror, Inc	Revolver	5/12/2028	455	(8)
AgroFresh, Inc.	Revolver	3/31/2028	27	(1)
Airedale Newco Limited	Revolver	12/21/2028	994	(24)
AOM Intermediate Holdco, LLC	Delayed Draw Term Loan	8/22/2028	773	(13)
AOM Intermediate Holdco, LLC	Revolver	8/22/2028	60	(1)
Capital Construction, LLC	Revolver	10/22/2026	222	(2)
CI(MG) Intermediate, LLC	Delayed Draw Term Loan	3/24/2028	254	(6)
CI(MG) Intermediate, LLC	Revolver	3/24/2028	34	(1)
Close The Loop Group USA, Inc.	Revolver	12/26/2029	589	(6)
Delaware Valley Floral Group LLC	Revolver	8/24/2028	327	(5)
Eureka Entertainment, LLC	Revolver	12/20/2027	236	(3)
HEF Safety Ultimate Holdings, LLC	Delayed Draw Term Loan	11/19/2029	563	(8)
HEF Safety Ultimate Holdings, LLC	Revolver	11/19/2029	218	(3)
Johns-Byrne LLC	Delayed Draw Term Loan	8/31/2029	267	(4)
Johns-Byrne LLC	Revolver	8/31/2029	134	(2)
Legend Buyer, Inc.	Revolver	1/19/2029	214	(3)
Medical Device Inc.	Revolver	7/11/2029	202	(4)
Nest Bidco GMBH	Delayed Draw Term Loan	1/16/2030	954	(22)
Penncomp LLC	Delayed Draw Term Loan	10/17/2028	947	(7)
Penncomp LLC	Revolver	10/17/2028	148	(1)
Pharmacy Partners Acquisition, LLC	Revolver	2/28/2029	202	(3)
Pryor Learning, LLC	Revolver	2/28/2028	203	(3)
Rent-All	Delayed Draw Term Loan	4/17/2031	131	(2)
Safety Infrastructure Services Intermediate LLC	Revolver	7/21/2028	227	(3)
Sail Energy, LLC	Revolver	1/24/2028	381	(5)
Tetris Bidco Limited	Revolver	10/24/2029	321	(5)
Titan Home Improvement, LLC	Delayed Draw Term Loan	5/31/2030	593	(6)
Titan Home Improvement, LLC	Revolver	5/31/2030	520	(10)
Together Group Holdings PLC	Delayed Draw Term Loan	4/6/2029	273	(6)
TriplePoint Acquisition Holdings LLC	Delayed Draw Term Loan	5/31/2029	1,119	(11)
TriplePoint Acquisition Holdings LLC	Revolver	5/31/2029	622	(12)
Total			$13,755	$(218)
(7)	The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2024, non-qualifying assets represented 16.99% of the Company’s total assets as calculated in accordance with regulatory requirements.

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments (continued)

June 30, 2024

(in thousands)

(Unaudited)

(8)	Represents a loan that was purchased by the Company and transferred at fair value from the parent company of PGIM Strategic Investments, Inc. in March 2023.
(9)	The investment has multiple unique terms, so the loan principal is being subdivided and accordingly, interest is being accrued at differing interest rates as presented on the Schedule of Investments.
(10)	Cash equivalents balance represents an investment in a Fund affiliated with the Manager which had a 7-day effective yield of 5.70% as of June 30, 2024.
(11)	Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of a portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of June 30, 2024, all of the Company’s investments were non-controlled, non-affiliated.

ADDITIONAL INFORMATION

Forward Foreign Currency Exchange Contracts

			Settlement	Unrealized Appreciation
Counterparty	Currency Purchased	Currency Sold	Date	(Depreciation)
Macquarie Bank Limited	USD 359	EUR 326	24-Apr-26	$—	(*)
Macquarie Bank Limited	USD 3,482	EUR 3,111	27-Feb-26	53
Macquarie Bank Limited	USD 6,601	GBP 5,180	31-Dec-25	38
Macquarie Bank Limited	USD 3,385	EUR 3,024	28-Nov-25	65
Macquarie Bank Limited	AUD 12	USD 8	12-Feb-25	—	(*)
Macquarie Bank Limited	USD 1,163	AUD 1,774	12-Feb-25	(27)
Macquarie Bank Limited	USD 880	EUR 807	9-Jul-24	15
Macquarie Bank Limited	USD 113	EUR 104	9-Jul-24	2
Macquarie Bank Limited	USD 3,539	EUR 3,246	9-Jul-24	60
Macquarie Bank Limited	USD 2,669	GBP 2,105	9-Jul-24	8
Macquarie Bank Limited	USD 191	EUR 176	8-Jul-24	2
				$216
(*)	Less than $500

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

PGIM Private Credit Fund

Schedule of Investments (continued)

December 31, 2023

(in thousands)

(Unaudited)

	Reference					Par
	Rate and				Maturity	Amount/			Fair	% of
Investments(1) (10)	Spread			Interest Rate(2)	Date	Units		Cost(3)	Value	Net Assets
Investments—non-affiliated (continued)
Distributors
Delaware Valley Floral Group LLC	3M	S +	6.23%	11.57%	8/24/2028		606	$593	$596	0.56%
Delaware Valley Floral Group LLC (Revolver) (7)	3M	S +	6.23%	11.57%	8/24/2028		327	(7)	(5)	(0.01)
								586	591	0.55
Electronic Equipment, Instruments & Components
Rochester Sensors, LLC	3M	S +	6.65%	12.00%	5/8/2028		6,694	6,548	6,575	6.16
Rochester Sensors, LLC (Revolver) (7)	3M	S +	6.65%	12.00%	5/8/2028		545	234	236	0.22
								6,782	6,811	6.38
Environmental & Facilities Services
Legend Buyer, Inc.	6M	S +	5.85%	11.03%	1/19/2029		1,123	1,099	1,104	1.03
Legend Buyer, Inc. (Revolver) (7)	6M	S +	5.85%	11.03%	1/19/2029		214	(4)	(4)	—
								1,095	1,100	1.03
Gas Utilities
Sail Energy, LLC	6M	S +	7.00%	12.18%	1/24/2028		1,161	1,142	1,146	1.07
Sail Energy, LLC (Delayed Draw)	6M	S +	7.00%	12.18%	1/24/2028		780	768	771	0.72
Sail Energy, LLC (Revolver) (7)	6M	S +	7.00%	12.18%	1/24/2028		381	(6)	(5)	—
								1,904	1,912	1.79
Health Care Equipment
Medical Device Inc.	3M	S +	6.60%	11.95%	7/11/2029		1,612	1,575	1,582	1.48
Medical Device Inc. (Revolver) (7)	3M	S +	6.60%	11.95%	7/11/2029		202	(5)	(4)	—
								1,570	1,578	1.48
Health Care Providers & Services
ADB Acquiror, Inc	3M	S +	7.65%	13.00%	5/12/2028		5,064	4,942	4,962	4.65
ADB Acquiror, Inc (Delayed Draw) (7)	3M	S +	7.65%	13.00%	5/12/2028		1,727	(41)	(35)	(0.03)
ADB Acquiror, Inc (Revolver) (7)	3M	S +	7.65%	13.00%	5/12/2028		455	(11)	(9)	(0.01)
								4,890	4,918	4.61
Human Resource & Employment Services
Pryor Learning, LLC	1M	S +	6.85%	12.21%	2/28/2028		1,886	1,851	1,857	1.74
Pryor Learning, LLC (Revolver) (7)	1M	S +	6.85%	12.21%	2/28/2028		203	(4)	(3)	—
								1,847	1,854	1.74
IT Consulting & Other Services
MajorKey Technologies Holdings LLC (6)	3M	S +	6.26%	11.64%	12/3/2026		2,820	2,793	2,792	2.62
								2,793	2,792	2.62
IT Services
Penncomp LLC	1M	S +	6.60%	11.96%	10/17/2028		3,718	3,633	3,633	3.40
Penncomp LLC (Delayed Draw) (7)	1M	S +	6.60%	11.96%	10/17/2028		1,183	(13)	(13)	(0.01)
Penncomp LLC (Revolver) (7)	1M	S +	6.60%	11.96%	10/17/2028		148	(3)	(3)	—
								3,617	3,617	3.39
Media
AOM Intermediate Holdco, LLC	3M	S +	6.90%	12.25%	8/22/2028		3,378	3,300	3,313	3.10
AOM Intermediate Holdco, LLC (Delayed Draw) (7)	3M	S +	6.90%	12.25%	8/22/2028		773	(18)	(15)	(0.01)
AOM Intermediate Holdco, LLC (Revolver) (7)	3M	S +	6.90%	12.25%	8/22/2028		258	(6)	(5)	—
Together Group Holdings PLC	3M	S +	7.90%	13.26%	4/6/2029		5,000	4,868	4,890	4.58
Together Group Holdings PLC (Delayed Draw) (7)	3M	S +	7.90%	13.26%	4/6/2029		273	(7)	(6)	(0.01)
								8,137	8,177	7.66
Pharmaceuticals
Quest Products, LLC (6)	1M	S +	7.10%	12.46%	6/19/2025		1,434	1,424	1,426	1.34
								1,424	1,426	1.34
Professional Services
HH Global Finance LTD (6)	6M	S +	6.43%	11.82%	2/25/2027		3,000	2,959	2,968	2.78
Prestige Employee Administrators, LLC (6)	3M	S +	6.15%	11.50%	12/31/2025		3,082	3,052	3,073	2.88
Tetris Bidco Limited (8)	3M	SN +	6.75%	11.94%	10/24/2029	GBP	2,149	2,543	2,660	2.50
Tetris Bidco Limited (Revolver) (7) (8)	3M	SN +	6.75%	11.94%	10/24/2029	GBP	263	(9)	(9)	(0.01)
								8,545	8,692	8.15
Software
Knowledge Support Systems, Inc. (6)	3M	S +	7.00%	11.80%	11/17/2029		1,663	1,626	1,627	1.52
								1,626	1,627	1.52
Trading Companies & Distributors
Certified Power, Inc	3M	S +	7.10%	12.49%	4/28/2028		4,534	4,416	4,433	4.16
Entertainment Earth, LLC (6)	3M	S +	6.65%	12.00%	7/22/2027		2,924	2,881	2,860	2.68
								7,297	7,293	6.84
Total First Lien Debt								$100,588	$101,019	94.68%
Total Investments—non-affiliated								$100,588	$101,019	94.68%
Cash Equivalents
State Street Institutional Treasury Plus Money Market Fund (9)							14,052	14,052	14,052	13.17
Cash Equivalents								$14,052	$14,052	13.17%
Total Portfolio Investments and Cash Equivalent								$114,640	$115,071	107.85%
(1)	Unless otherwise indicated, issuers of debt investments held by the Company are denominated in USD dollars. All debt investments are income producing unless otherwise indicated.

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

PGIM Private Credit Fund

Schedule of Investments (continued)

December 31, 2023

(in thousands)

(Unaudited)

(7)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from unamortized fees, which are capitalized to the investment cost. See below for more information on the Company’s unfunded commitments:

				Unfunded
	Commitment	Commitment		Commitment
Investments—non-affiliated	Type	Expiration Date	Unfunded	Fair Value
ADB Acquiror, Inc	Delayed Draw Term Loan	5/12/2028	$1,727	$(35)
ADB Acquiror, Inc	Revolver	5/12/2028	455	(9)
AgroFresh, Inc.	Revolver	3/31/2028	141	(3)
Airedale Newco Limited	Revolver	12/21/2028	993	(30)
AOM Intermediate Holdco, LLC	Delayed Draw Term Loan	8/22/2028	773	(15)
AOM Intermediate Holdco, LLC	Revolver	8/22/2028	258	(5)
Capital Construction, LLC	Revolver	10/22/2026	200	(3)
CI(MG) Intermediate, LLC	Delayed Draw Term Loan	3/24/2028	1,155	(34)
CI(MG) Intermediate, LLC	Revolver	3/24/2028	257	(7)
Close The Loop Group USA, Inc.	Delayed Draw Term Loan	10/26/2029	358	(6)
Close The Loop Group USA, Inc.	Revolver	12/26/2029	589	(9)
Delaware Valley Floral Group LLC	Revolver	8/24/2028	327	(5)
Eureka Entertainment, LLC	Revolver	12/20/2027	236	(3)
HEF Safety Ultimate Holdings, LLC	Delayed Draw Term Loan	11/19/2029	563	(7)
HEF Safety Ultimate Holdings, LLC	Revolver	11/19/2029	218	(7)
Johns-Byrne LLC	Delayed Draw Term Loan	8/31/2029	267	(5)
Johns-Byrne LLC	Revolver	8/31/2029	134	(3)
Kandelium Group GmbH	Delayed Draw Term Loan	11/22/2030	1,284	(19)
Legend Buyer, Inc.	Revolver	1/19/2029	214	(4)
Medical Device Inc.	Revolver	7/11/2029	202	(4)
Penncomp LLC	Delayed Draw Term Loan	10/17/2028	1,183	(13)
Penncomp LLC	Revolver	10/17/2028	148	(3)
Pryor Learning, LLC	Revolver	2/28/2028	203	(3)
Rochester Sensors, LLC	Revolver	5/8/2028	300	(5)
Safety Infrastructure Services Intermediate LLC	Revolver	7/21/2028	363	(6)
Sail Energy, LLC	Revolver	1/24/2028	381	(5)
Tetris Bidco Limited	Revolver	10/24/2029	321	(9)
Together Group Holdings PLC	Delayed Draw Term Loan	4/6/2029	273	(6)
Total			$13,523	$(263)

(8)	The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, non-qualifying assets represented 12.94% of the Company’s total assets as calculated in accordance with regulatory requirements.
(9)	Cash equivalents balance represents amounts held in interest-bearing money market funds issued by State Street Institutional Treasury Plus Money Market Fund (Investor Class (SAEXX)), which had a 30-day yield of 5.22% as of December 31, 2023.
(10)	Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of a portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of December 31, 2023, all of the Company’s investments were non-controlled, non-affiliated.

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

PGIM Private Credit Fund

Notes to Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

Note 1. Organization

PGIM Private Credit Fund (the “Company,” “we,” “us” or “our”) is a Delaware statutory trust formed on March 21, 2022. The Company currently invests and intends to continue investing primarily in privately placed floating rate leveraged (below investment grade) debt, including, but not limited to, senior secured, first lien, debt issuances in middle market companies primarily in the United States as well as up to 30% of its total assets in investments in other countries (primarily Canada, Europe, Australia and Latin America). The Company currently is majority-owned by Prudential Insurance Company of America (“PICA”), an affiliate of the Company and PGIM Investments LLC (“PGIM Investments,” or the “Manager” or the “Valuation Designee”). The Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), effective May 5, 2023. The Company also intends to elect to be treated, and qualify annually, as a regulated investment company (“RIC”) for U.S. federal income tax purposes as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) upon filing of the tax return on its statutory due date, commencing with its initial taxable year ended December 31, 2023.

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

The Company commenced its operations on December 13, 2022.

Note 2. Accounting Policies

Basis of Presentation

The accompanying interim financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X.

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

Cash and Cash Equivalents

Cash represents cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. The Company’s deposits are held at financial institutions with high credit-quality to minimize credit risk exposure. Cash equivalents consist of other highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents, other than open-end mutual funds, are carried at cost, which approximates fair value. The Company may invest in cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

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

Foreign Currency Translation

The books and records of the Company are maintained in U.S. dollars. Foreign currency amounts are translated into U.S. dollars on the following basis: (i) market value of investment securities, other assets and liabilities—at the exchange rate as of the valuation date; and (ii) purchases and sales of investment securities, income and expenses—at the rates of exchange prevailing on the respective dates of such transactions.

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

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including original issue discount and upfront structuring fees (i.e., origination fees) received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and six months ended June 30, 2024, the Company recorded $3,768 and $7,231 (dollar amounts in thousands), respectively, in interest income. For the three and six months ended June 30, 2023, the Company recorded $2,109 and $2,674 (dollar amounts in thousands), respectively, in interest income.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. For the three and six months ended June 30, 2024, the Company recorded $61 and $181 (dollar amounts in thousands), respectively, in dividend income. For the three and six months ended June 30, 2023, the Company recorded $488 and $528 (dollar amounts in thousands), respectively, in dividend income.

Fee Income

The Company may receive various fees in the ordinary course of business such as for consents, waivers and amendments, as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and six months ended June 30, 2024, the Company recorded $50 and $109 (dollar amounts in thousands), respectively, in fee income. For the three and six months ended June 30, 2023, there was no fee income recorded by the Company.

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

Organizational and Offering Costs

The Manager has agreed to pay the Company’s organizational and offering expenses relating to the initial sale of common shares of beneficial interest, $0.001 par value per share (“Common Shares”), in the offering. The Company is not obligated to repay any such organizational and offering expenses paid by the Manager.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations, and interpretations thereof. The Company had no material uncertain tax positions as of June 30, 2024 or December 31, 2023.

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

The Company has adopted a distribution reinvestment plan, pursuant to which all cash dividends declared by the Board on behalf of shareholders who do not elect to receive their dividends in cash will be reinvested into additional Common Shares. As a result, if the Board authorizes, and the Company declares, cash dividend or other distribution, then shareholders who have not opted out of the distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares.

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

Management Fees

The Management Fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. Prior to the Company’s election of BDC status, the management fee was contractually set to zero. Accordingly, no fee was accrued during that time. Following the Company’s election of BDC status, net assets for the first applicable calendar month were measured from the date that the Company first publicly sold shares to a person or entity other than the Manager or its affiliates. Effective February 23, 2024, the Manager contractually agreed to waive its management fee in its entirety through December 31, 2024 (the “Waiver Period”). The Manager previously contractually agreed to waive its management fee in its entirety for one year from May 5, 2023, the effective date of the Company’s registration statement. Following the Waiver Period, the Manager will receive a management fee at an annual rate of 1.25% of the average daily value of the Company’s net assets.

For the three and six months ended June 30, 2024, the Company accrued management fees of $349 and $685 (dollar amounts in thousands), respectively, all of which was subject to waiver by the Manager. As of June 30, 2024, there were no management fees payable by the Company. For the three and six months ended June 30, 2023, there were no management fees accrued or payable by the Company.

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

For the three and six months ended June 30, 2024, the Company accrued income based incentive fees of $218 and $438 (dollar amounts in thousands), respectively, all of which were subject to waiver by the Manager. As of June 30, 2024, there were no incentive fees payable by the Company. For the three and six months ended June 30, 2023, the Company accrued income based incentive fees of $185 and $185 (dollar amounts in thousands), respectively, all of which were subject to waiver by the Manager.

For the three and six months ended June 30, 2024, the Company accrued capital gains incentive fees of $35 and $69 (dollar amounts in thousands), respectively, all of which were subject to waiver by the Manager. As of June 30, 2024, there were no capital gains incentive fees payable by the Company. For the three and six months ended June 30, 2023, there were no capital gains incentive fees recorded by the Company.

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

The Subadviser has contractually agreed to waive its portion of the management fees and incentive fees in their entirety for the Waiver Period. The Subadviser previously contractually agreed to waive its portion of the management fees and incentive fees in their entirety for one year from May 5, 2023, the effective date of the Company’s registration statement. Prior to the Company’s election of BDC status, the subadvisory fee was contractually set to zero. Accordingly, no subadvisory fee was payable by the Manager to the Subadviser for the three and six months ended June 30, 2024 and 2023.

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

Intermediary Manager Agreement

The Company entered into an intermediary manager agreement with Prudential Investment Management Services, LLC (“PIMS” or the “Distributor”), an affiliate of the Manager, who will be principal underwriter and distributor of the Common Shares. The Distributor will be entitled to receive shareholder servicing and/or distribution fees with respect to the Class S and Class D Shares on an annualized basis as a percentage of the NAV for such class, subject to the inception of each class. The shareholder servicing and/or distribution fees will be paid monthly in arrears at an annual rate of 0.85% and 0.25% for Class S and D respectively, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month. No distribution and/or shareholder servicing fees will be paid with respect to Class I. For the three and six months ended June 30, 2024, the Company accrued servicing and/or distribution fees of less than $500 which were attributable to Class S and Class D Shares, respectively. For the three and six months ended June 30, 2023, the Company did not accrue servicing and/or distribution fees.

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

For the three months ended June 30, 2024, the Company accrued transfer agent’s fees and expenses of $14, $8 and $19 (dollar amounts in thousands), and for the six months ended June 30, 2024, the Company accrued transfer agent’s fees and expenses of $22, $18 and $29 (dollar amounts in thousands) for Class I, Class S and Class D Shares, respectively. For the three and six months ended June 30, 2023, the Company accrued transfer agent’s fees and expenses of $78 and $78 (dollar amounts in thousands), respectively, for Class I Shares. As of June 30, 2024 and December 31, 2023, there were $4 and $16 (dollar amounts in thousands), respectively, of transfer agent’s fees payable by the Company.

Expense Limitation and Reimbursement Agreement

Pursuant to an expense limitation and reimbursement agreement by and among the Company and the Manager, for three years from May 5, 2023, the effective date of the Company’s registration statement (the “ELRA Period”), the Manager has contractually agreed to waive its fees and/or reimburse expenses of the Company so that the Company’s Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). The Company has agreed to repay these amounts, when and if requested by the Manager, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Manager waived or reimbursed such fees or expenses. This arrangement cannot be terminated without the consent of the Company’s Board prior to the end of the ELRA Period. “Specified Expenses” includes all expenses incurred in the business of the Company, including organizational and offering costs (excluding the organizational and offering expenses relating to the initial sale of Class S, Class D and Class I Common Shares), with the following exceptions: (i) the management fee, (ii) the incentive fee, (iii) the shareholder servicing and/or distribution fee, (iv) brokerage costs or other investment-related out-of-pocket expenses, (v) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vi) taxes, and (vii) extraordinary expenses (as determined in the sole discretion of the Manager). Prior to the Company’s election of BDC status, the Manager agreed to voluntarily enact the above-described expense limitation. Accordingly, such expense reimbursement is reflected on the Statements of Operations for the six months ended June 30, 2024 and 2023. Certain other expenses may be paid by the Manager, subject to the Manager’s sole discretion. The Company will not be required to repay such amounts to the Manager.

The following table represents a summary of Expense Payments and the related Reimbursement Payments since the Company’s commencement of operations (dollar amounts in thousands):

	Expense	Reimbursement	Unreimbursed	Effective Rate of	Reimbursement	Operating
	Payments by	Payments to	Expense	Distribution per	Eligibility	Expense
For the Quarters Ended	Manager	Manager	Payments	Common Share (1)	Expiration	Ratio (2)
December 31, 2022	$89	$—	$89	0.00%	December 31, 2025	0.78%
March 31, 2023	78	—	78	0.00%	March 31, 2026	0.19%
June 30, 2023	285	—	285	0.00%	June 30, 2026	0.37%
September 30, 2023	1,029	—	1,029	0.00%	September 30, 2026	1.01%
December 31, 2023	1,227	—	1,227	10.94%	December 31, 2026	1.33%
March 31, 2024	795	—	795	10.90%	March 31, 2027	0.81%
June 30, 2024	953	—	953	10.85%	June 30, 2027	0.96%
	$4,456	$—	$4,456
(1)

The effective rate of distribution per share is expressed as a percentage equal to the projected annualized distribution amount as of the end of the applicable period (which is calculated by annualizing the regular monthly cash distributions per share as of such date without compounding), divided by the Company’s gross offering price per share as of each quarter ended.

(2)

The operating expense ratio is calculated by dividing the quarterly operating expenses, less organizational and offering expenses, shareholder servicing and/or distribution fee, base management fee and incentive fees owed to the Manager, and interest expense, by the Company’s net assets as of each quarter end.

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

Effective June 14, 2024, the Company changed its overnight cash sweep vehicle from an unaffiliated money market fund to the PGIM Core Ultra Short Bond Fund (the “Core Fund”), a series of Prudential Investment Portfolios 2, registered under the 1940 Act and managed by PGIM Investments. PGIM Investments and/or its affiliates are paid fees or reimbursed for providing their services to the Core Fund. In addition to the realized and unrealized gains on investments in the Core Fund, earnings from such investments are disclosed on the Statement of Operations as “Dividend income from affiliated investments.”

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

Note 4. Investments

As of June 30, 2024 and December 31, 2023, the composition of the Company’s investment portfolio at cost and fair value was as follows (dollar amounts in thousands):

	June 30, 2024
			Percentage of
			Total Investments
	Cost	Fair value	at Fair Value
First Lien Debt	$129,318	$129,664	100.00%
Total	$129,318	$129,664	100.00%

	December 31, 2023
			Percentage of
			Total Investments
	Cost	Fair value	at Fair Value
First Lien Debt	$100,588	$101,019	100.00%
Total	$100,588	$101,019	100.00%

As of June 30, 2024 and December 31, 2023, the industry composition of investments at fair value was as follows:

	June 30, 2024	December 31, 2023
Chemicals	15.05%	18.48%
Construction & Engineering	13.62%	12.81%
Health Care Providers & Services	9.85%	4.87%
Professional Services	6.86%	8.61%
Media	6.44%	8.10%
Trading Companies & Distributors	5.59%	7.22%
Electronic Equipment, Instruments & Components	5.47%	6.74%
Commercial Services & Supplies	5.16%	5.19%
Containers & Packaging	5.11%	6.58%
Paper & Forest Products	3.95%	—%
IT Services	3.01%	3.58%
Aerospace & Defense	2.60%	—%
Household Products	2.51%	—%
Building Products	2.38%	—%
Beverages	2.28%	2.93%
IT Consulting & Other Services	1.86%	2.76%
Business Services	1.67%	2.15%
Gas Utilities	1.46%	1.89%
Human Resource & Employment Services	1.37%	1.84%
Software	1.26%	1.61%
Health Care Equipment	1.21%	1.56%
Environmental & Facilities Services	0.84%	1.09%
Distributors	0.45%	0.58%
Pharmaceuticals	—%	1.41%
Total	100.00%	100.00%

As of June 30, 2024 and December 31, 2023, the geographic composition of investments at cost and fair value was as follows (dollar amounts in thousands):

	June 30, 2024
			% of Total
			Investments at
Country	Cost	Fair Value	Fair Value
United States	$106,162	$106,494	82.13%
United Kingdom	8,643	8,765	6.76%
France	6,317	6,297	4.86%
Germany	3,433	3,373	2.60%
Spain	3,275	3,253	2.51%
Australia	1,151	1,145	0.88%
Netherlands	337	337	0.26%
Total	$129,318	$129,664	100.00%

	December 31, 2023
			% of Total
			Investments at
Country	Cost	Fair Value	Fair Value
United States	$85,299	$85,523	84.66%
United Kingdom	9,051	9,191	9.10%
Australia	1,191	1,214	1.20%
France	5,047	5,091	5.04%
Total	$100,588	$101,019	100.00%

As of June 30, 2024 and December 31, 2023, no loans in the portfolio were on non-accrual status.

As of June 30, 2024 and December 31, 2023, on a fair value basis, all performing debt investments bore interest at a floating rate.

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

Investments in open-end funds (other than exchange-traded funds) are valued at their NAVs as of the close of the New York Stock Exchange on the date of valuation. These securities are classified as Level 1 in the fair value hierarchy since they may be purchased or sold at their net asset values on the date of valuation.

The following is a summary of the inputs used as of June 30, 2024 and December 31, 2023 in valuing such financial instruments (dollar amounts in thousands):

	June 30, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$129,664	$129,664
Cash Equivalents	314	—	—	314
Total	$314	$—	$129,664	$129,978
Unrealized appreciation (depreciation) on OTC forward foreign currency exchange contracts*	$—	$216	$—	$216

	December 31, 2023
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$101,019	$101,019
Cash Equivalents	14,052	—	—	14,052
Total	$14,052	$—	$101,019	$115,071
Unrealized appreciation (depreciation) on OTC forward foreign currency exchange contracts*	$—	$(282)	$—	$(282)
*	Represents derivative instruments not reflected in the Schedule of Investments, which are recorded at the unrealized appreciation (depreciation) on the instrument.

The following table presents the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value (dollar amounts in thousands):

	First Lien
	Debt - Total Investments
	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Fair value, beginning of period	$112,454	$101,019
Purchases of investments	17,731	32,117
Proceeds from principal repayments	(814)	(3,686)
Accretion of discount/amortization of premium	125	291
Net realized gain (loss)	8	8
Net change in unrealized appreciation (depreciation)	160	(85)
Fair value, end of period	$129,664	$129,664
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2024	$160	$(85)

	First Lien
	Debt - Total Investments
	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Fair value, beginning of period	$47,017	$8,486
Purchases of investments	28,259	66,920
Proceeds from principal repayments	(861)	(1,098)
Accretion of discount/amortization of premium	99	127
Net realized gain (loss)	—	—
Net change in unrealized appreciation (depreciation)	34	113
Fair value, end of period	$74,548	$74,548
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2023	$34	$113

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value (dollar amounts in thousands).

	Fair Value as of			Range	Directional Impact
	June 30,	Valuation Approach/	Unobservable	(Weighted	on Fair Value
	2024(1)	Methodology	Input(s)	Average)*	from Input Increase**
Assets:
First Lien Debt	$114,192	Income/Discounted Cash Flow	Discount Rate	9.08% - 14.39% (11.86%)	Decrease
*	Represents the weighted average of each significant unobservable input range at the investment level by fair value.
**

Represents the directional change in the fair value of the Level 3 investments that would result in an increase from the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Altering one or more unobservable inputs may result in a significant change to a Level 3 security’s fair value measurement.

(1)

As of June 30, 2024, included within the fair value of Level 3 assets of $129,664 is an amount of $15,472 for which the Manager did not develop the unobservable inputs (examples include recent transaction prices).

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

Fair value of derivative instruments as of June 30, 2024 as presented in the Statements of Assets and Liabilities (dollar amounts in thousands):

Asset Derivatives			Liability Derivatives
Derivative not
accounted for as			Statement of Assets
hedging instruments,	Statement of Assets	Fair	and Liabilities	Fair
carried at fair value	and Liabilities Location	Value	Location	Value
Foreign exchange contracts	Unrealized appreciation on OTC forward foreign currency exchange contracts	$243	Unrealized depreciation on OTC forward foreign currency exchange contracts	$27

Fair value of derivative instruments as of December 31, 2023 as presented in the Statements of Assets and Liabilities (dollar amounts in thousands):

Asset Derivatives			Liability Derivatives
Derivative not
accounted for as			Statement of Assets
hedging instruments,	Statement of Assets	Fair	and Liabilities	Fair
carried at fair value	and Liabilities Location	Value	Location	Value
Foreign exchange contracts	Unrealized appreciation on OTC forward foreign currency exchange contracts	$—	Unrealized depreciation on OTC forward foreign currency exchange contracts	$282

The effects of derivative instruments on the Statements of Operations for the three and six months ended June 30, 2024 are as follows (dollar amounts in thousands):

Amount of Realized Gain (Loss) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Foreign exchange contracts	$73	$(71)
Total	$73	$(71)

Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Foreign exchange contracts	$41	$498
Total	$41	$498

The effects of derivative instruments on the Statements of Operations for the three and six months ended June 30, 2023 are as follows (dollar amounts in thousands):

Amount of Realized Gain (Loss) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Foreign exchange contracts	$(8)	$(8)
Total	$(8)	$(8)

Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Foreign exchange contracts	$20	$9
Total	$20	$9

For the three and six months ended June 30, 2024, the Company’s average volume of derivative activities is as follows (dollar amounts in thousands):

	Average Volume of Derivative Activities*
	Three Months Ended	Six Months Ended
Derivative Contract Type	June 30, 2024	June 30, 2024
Forward Foreign Currency Exchange Contracts - Sold (1)	22,540	20,000
Forward Foreign Currency Exchange Contracts - Purchased (1)	8	5
*	Average volume is based on average quarter end balance as noted for the three and six months ended June 30, 2024.
(1)	Value at Settlement Date

For the three and six months ended June 30, 2023, the Company’s average volume of derivative activities is as follows (dollar amounts in thousands):

	Average Volume of Derivative Activities*
	Three Months Ended	Six Months Ended
Derivative Contract Type	June 30, 2023	June 30, 2023
Forward Foreign Currency Exchange Contracts - Sold (1)	2,194	1,455
*	Average volume is based on average quarter end balance as noted for the three and six months ended June 30, 2023.
(1)	Value at Settlement Date

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

Offsetting of OTC derivative assets and liabilities as of June 30, 2024 (dollar amounts in thousands):

	Gross Amounts of	Gross Amounts of	Net Amounts of
	Recognized	Recognized	Recognized	Collateral
Counterparty	Assets(1)	Liabilities(1)	Assets/(Liabilities)	Pledged/(Received)(2)	Net Amount
Macquarie Bank Limited	$243	$(27)	$216	$—	$216
	$243	$(27)	$216	$—	$216
(1)	Includes unrealized appreciation/(depreciation) on forwards as represented on the Statement of Assets and Liabilities.
(2)	Collateral amount disclosed by the Company is limited to the Company’s OTC derivative exposure by counterparty.

Offsetting of OTC derivative assets and liabilities as of December 31, 2023 (dollar amounts in thousands):

	Gross Amounts of	Gross Amounts of	Net Amounts of
	Recognized	Recognized	Recognized	Collateral
Counterparty	Assets(1)	Liabilities(1)	Assets/(Liabilities)	Pledged/(Received)(2)	Net Amount
Macquarie Bank Limited	$—	$(282)	$(282)	$—	$(282)
	$—	$(282)	$(282)	$—	$(282)
(1)	Includes unrealized appreciation/(depreciation) on forwards as represented on the Statement of Assets and Liabilities.
(2)	Collateral amount disclosed by the Company is limited to the Company’s OTC derivative exposure by counterparty.

Financial Instruments disclosed but not carried at fair value

The following tables present the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2024 and December 31, 2023, and the level of each financial liability within the fair value hierarchy (dollar amounts in thousands):

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility	$20,400	$20,400	$—	$—

	June 30, 2024	December 31, 2023
Level 1	$—	$—
Level 2	—	—
Level 3	20,400	—
Total debt	$20,400	$—

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

The initial principal amount of the Revolving Credit Facility is $150 million. The Revolving Credit Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Revolving Credit Facility to up to $350 million. All amounts outstanding under the Revolving Credit Facility must be repaid by the date that is five years after the closing date of the Revolving Credit Facility. As of June 30, 2024 and December 31, 2023, the Company had an aggregate amount of $20.4 million and $0 of debt outstanding and the asset coverage ratio was 656.9% and 0%, respectively.

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

The Company’s debt obligations consisted of the following as of June 30, 2024 and December 31, 2023 (dollar amounts in thousands):

	June 30, 2024	December 31, 2023
Total Commitment	$150,000	$150,000
Amount Outstanding (1)	20,400	—
Unused Portion (2)	129,600	150,000
Amount Available (3)	66,509	65,881
(1)	Amount outstanding on the Statements of Assets and Liabilities are net of deferred financing costs.
(2)	The unused portion is the amount upon which commitment fees are based.
(3)	The amount available reflects any limitations related to the credit facility’s borrowing base.

The components of total interest expense were as follows (dollar amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Borrowings interest expense	$260	$—	$311	$—
Facility unused fee	129	—	269	—
Amortization of financing costs and debt issuance costs	60	—	120	—
Total interest expense	$449	$—	$700	$—
Average debt borrowings	$13,422	$—	$8,881	$—
Average interest rates on borrowings	7.66%	—	6.93%	—

Senior Securities

The following is information about the Company’s senior securities as of the dates indicated in the below table (dollar amounts in thousands):

		Asset	Involuntary
	Total Amount	Coverage per	Liquidating Preference	Average Market
Class and Year	Outstanding (1)	Unit (2)	Per Unit (3)	Value Per Unit (4)
Revolving Credit Facility
June 30, 2024	$20,400	$7	—	N/A
March 31, 2024	6,700	17	—	N/A
December 31, 2023	—	—	—	N/A
(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. The asset coverage ratio with respect to indebtedness is multiplied by $1,000 to determine the Asset Coverage Per Unit.
(3)	The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it. The “—” in this column indicates that the Securities and Exchange Commission (“SEC”) expressly does not require this information to be disclosed for certain types of senior securities.
(4)	The Company’s senior securities are not registered for public trading.

Note 7. Commitments and Contingencies

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which requires the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2024 and December 31, 2023, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $13,755 and $13,523 (dollar amounts in thousands), respectively.

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

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2024, the Company was not involved in any material legal proceedings.

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

In November 2023, PGIM Strategic Investments, Inc. transferred beneficial ownership of Class I Common Shares to PICA. As of June 30, 2024, the Company has 4,563,721, 437 and 439 of Class I, Class S and Class D Shares issued and outstanding, respectively, all of which is 99.07% owned by PICA.

The following table summarizes transactions with respect to the Common Shares during the six months ended June 30, 2024 and 2023 (dollars in thousands except share amounts):

	June 30, 2024
	Class I		Class S		Class D
	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	40,521	$1,003	—	$—	—	$—
Shares/gross proceeds from the private placements	—	—	—	—	—	—
Share transfers between classes	—	—	—	—	—	—
Reinvestment of distribution	200,836	4,974	55	1	57	1
Repurchased Shares	—	—	—	—	—	—
Net Increase (decrease)	241,357	$5,977	55	$1	57	$1

June 30, 2023
	Class I		Class S*		Class D*
	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	3,817,840	$97,400	—	$—	—	$—
Shares/gross proceeds from the private placements	—	—	—	—	—	—
Share transfers between classes	—	—	—	—	—	—
Reinvestment of distribution	—	—	—	—	—	—
Repurchased Shares	—	—	—	—	—	—
Net Increase (decrease)	3,817,840	$97,400	—	$—	—	$—
*	Class S and Class D Shares commenced operations on July 3, 2023.

Net Asset Value per Share

The Company determines NAV for each class of Shares each month as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e., the prior month-end NAV). The following table presents each month-end NAV per share for Class I, Class S and Class D Common Shares during the six months ended June 30, 2024 and 2023:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 2024	$24.70	$25.14	$25.14
February 2024	24.73	25.17	25.16
March 2024	24.78	25.22	25.21
April 2024	24.78	25.22	25.22
May 2024	24.82	25.26	25.25
June 2024	24.89	25.34	25.33

	NAV Per Share
For the Months Ended	Class I	Class S*	Class D*
January 2023	$25.31	$—	$—
February 2023	25.46	—	—
March 2023	25.61	—	—
April 2023	25.75	—	—
May 2023	25.98	—	—
June 2023	26.20	—	—
*	Class S and Class D Shares commenced operations on July 3, 2023.

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

The Board authorizes and declares monthly distribution amounts per share of Class I, Class S and Class D Common Shares. The following tables summarize the Company’s distributions declared during the six months ended June 30, 2024 (dollar amounts in thousands except per share):

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 27, 2024	$0.22500	$972
February 23, 2024	February 29, 2024	March 27, 2024	0.22500	986
March 22, 2024	March 28, 2024	April 26, 2024	0.22500	995
April 22, 2024	April 30, 2024	May 29, 2024	0.22500	1,009
May 22, 2024	May 31, 2024	June 26, 2024	0.22500	1,018
June 21, 2024	June 28, 2024	July 29, 2024	0.22500	1,026

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 27, 2024	$0.20680	$—	*
February 23, 2024	February 29, 2024	March 27, 2024	0.20680	—	*
March 22, 2024	March 28, 2024	April 26, 2024	0.20680	—	*
April 22, 2024	April 30, 2024	May 29, 2024	0.20680	—	*
May 22, 2024	May 31, 2024	June 26, 2024	0.20680	—	*
June 21, 2024	June 28, 2024	July 29, 2024	0.20680	—	*

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 27, 2024	$0.22100	$—	*
February 23, 2024	February 29, 2024	March 27, 2024	0.22100	—	*
March 22, 2024	March 28, 2024	April 26, 2024	0.22100	—	*
April 22, 2024	April 30, 2024	May 29, 2024	0.22100	—	*
May 22, 2024	May 31, 2024	June 26, 2024	0.22100	—	*
June 21, 2024	June 28, 2024	July 29, 2024	0.22100	—	*
*	Less than $500

For the six months ended June 30, 2023, the Company did not make any distributions as a disregarded entity.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan, pursuant to which all cash dividends declared by the Board on behalf of shareholders who do not elect to receive their dividends in cash as provided below will be reinvested into additional Common Shares. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then shareholders who have not opted out of the distribution reinvestment plan will have their cash distributions automatically reinvested in additional Common Shares, rather than receiving the cash dividend or other distribution. Distributions on fractional Shares will be credited to each participating shareholder’s account to three decimal places.

The following table reflects the Common Shares issued pursuant to the dividend reinvestment plan for the six months ended June 30, 2024:

Class I
Declaration Date	Record Date	Payment Date	Shares Issued
December 22, 2023	December 29, 2023	January 20, 2024	107
January 24, 2024	January 31, 2024	February 27, 2024	39,375
February 23, 2024	February 29, 2024	March 27, 2024	39,869
March 22, 2024	March 28, 2024	April 26, 2024	40,151
April 22, 2024	April 30, 2024	May 29, 2024	40,516
May 22, 2024	May 31, 2024	June 26, 2024	40,818

Class S
Declaration Date	Record Date	Payment Date	Shares Issued
December 22, 2023	December 29, 2023	January 20, 2024	38
January 24, 2024	January 31, 2024	February 27, 2024	3
February 23, 2024	February 29, 2024	March 27, 2024	3
March 22, 2024	March 28, 2024	April 26, 2024	3
April 22, 2024	April 30, 2024	May 29, 2024	4
May 22, 2024	May 31, 2024	June 26, 2024	4

Class D
Declaration Date	Record Date	Payment Date	Shares Issued
December 22, 2023	December 29, 2023	January 20, 2024	38
January 24, 2024	January 31, 2024	February 27, 2024	4
February 23, 2024	February 29, 2024	March 27, 2024	4
March 22, 2024	March 28, 2024	April 26, 2024	4
April 22, 2024	April 30, 2024	May 29, 2024	4
May 22, 2024	May 31, 2024	June 26, 2024	3

For the six months ended June 30, 2023, no Common Shares were issued pursuant to the distribution reinvestment plan.

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables present the sources of cash distributions on a U.S. GAAP basis that the Company has declared on Common Shares during the six months ended June 30, 2024 (dollar amounts in thousands except per share):

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.35	$6,006	$1.24	$1	$1.33	$1
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—

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

For the six months ended June 30, 2024, no share repurchases were completed by the Company.

Note 9. Financial Highlights

The following are the financial highlights for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended
	June 30, 2024		June 30, 2023
	Class I		Class I
Per Share Operating Performance:(1)
Net asset value, beginning of period	$24.68		$25.09
Income from investment operations:
Net investment income (loss)(2)	1.49		1.07
Net realized and unrealized gains (losses)	0.07		0.04
Net increase (decrease) in net investment operations	1.56		1.11
Distributions declared:
From net investment income	(1.35)		—
Total distributions declared	(1.35)		—
Total increase (decrease) in net assets	0.21		1.11
Net asset value, end of period	$24.89		$26.20
Total Return(3)	6.47%		4.42%
Ratios and supplemental data:
Net assets, end of period (000’s)	$113,591		$112,291
Average number of Common Shares outstanding, end of period	4,420,478		2,820,182
Ratio of gross expenses to average net assets	7.01	%(7)	2.05	%(4)
Ratio of waivers to average net assets	(5.30)	%(7)	(1.55)	%(4)
Ratio of net expenses to average net assets	1.71	%(6)(7)	0.50	%(4)
Ratio of net investment income (loss) to average net assets	12.07	%(7)	8.54	%(4)
Portfolio turnover rate(5)	3.24%		0%
Asset coverage ratio	656.91%		—%
(1)	Selected data for a Net Asset Value per share outstanding throughout the period.
(2)	Calculated based on average shares outstanding during the period.
(3)	Total return based on net asset value calculated as the change in Net Asset Value per share during the respective periods, assuming distributions, if any, are reinvested on the effects of the performance of the Company during the period.
(4)	Annualized, with the exception of certain non-recurring expenses.

(5)	The Company’s portfolio turnover rate is calculated in accordance with regulatory requirements, without regard to transactions involving short – term investments and certain derivatives. If such transactions were included, the Company’s portfolio turnover rate may be higher.
(6)	Includes interest expense from the Revolving Credit Facility of 1.21% and 0.00% which is being excluded from the Company’s contractual waiver for the six months ended June 30, 2024 and 2023, respectively.
(7)	Annualized.

For the Six Months Ended
June 30, 2024
Class S(5)
Per Share Operating Performance:(1)
Net asset value, beginning of period	$25.13
Income from investment operations:
Net investment income (loss)(2)	1.39
Net realized and unrealized gains (losses)	0.06
Net increase (decrease) in net investment operations	1.45
Distributions declared:
From net investment income	(1.24)
Total distributions declared	(1.24)
Total increase (decrease) in net assets	0.21
Net asset value, end of period	$25.34
Total Return(3)	5.90%
Ratios and supplemental data:
Net assets, end of period (000’s)	$11
Average number of Common Shares outstanding, end of period	421
Ratio of gross expenses to average net assets(7)	359.20%
Ratio of waivers to average net assets(7)	(356.64)%
Ratio of net expenses to average net assets(6)(7)	2.56%
Ratio of net investment income (loss) to average net assets(7)	11.12%
Portfolio turnover rate(4)	3.24%
Asset coverage ratio	656.91%
(1)	Selected data for a Net Asset Value per share outstanding throughout the period.
(2)	Calculated based on average shares outstanding during the period.
(3)	Total return does not consider the effects of sales loads, if any. Total return based on net asset value calculated as the change in Net Asset Value per share during the respective periods, assuming distributions, if any, are reinvested on the effects of the performance of the Company during the period.
(4)	The Company’s portfolio turnover rate is calculated in accordance with regulatory requirements, without regard to transactions involving short-term investments and certain derivatives. If such transactions were included, the Company’s portfolio turnover rate may be higher.
(5)	Class S commenced operation on July 3, 2023.
(6)	Includes interest expense from the Revolving Credit Facility of 1.21% which is being excluded from the Company’s contractual waiver for the six months ended June 30, 2024.
(7)	Annualized.

For the Six Months Ended
June 30, 2024
Class D(5)
Per Share Operating Performance:(1)
Net asset value, beginning of period	$25.13
Income from investment operations:
Net investment income (loss)(2)	1.47
Net realized and unrealized gains (losses)	0.06
Net increase (decrease) in net investment operations	1.53
Distributions declared:
From net investment income	(1.33)
Total distributions declared	(1.33)
Total increase (decrease) in net assets	0.20
Net asset value, end of period	$25.33
Total Return(3)	6.21%
Ratios and supplemental data:
Net assets, end of period (000’s)	$11
Average number of Common Shares outstanding, end of period	423
Ratio of gross expenses to average net assets(7)	557.53%
Ratio of waivers to average net assets(7)	(555.58)%
Ratio of net expenses to average net assets(6)(7)	1.95%
Ratio of net investment income (loss) to average net assets(7)	11.70%
Portfolio turnover rate(4)	3.24%
Asset coverage ratio	656.91%
(1)	Selected data for a Net Asset Value per share outstanding throughout the period.
(2)	Calculated based on average shares outstanding during the period.
(3)	Total return does not consider the effects of sales loads, if any. Total return based on net asset value calculated as the change in Net Asset Value per share during the respective periods, assuming distributions, if any, are reinvested on the effects of the performance of the Company during the period.
(4)	The Company’s portfolio turnover rate is calculated in accordance with regulatory requirements, without regard to transactions involving short-term investments and certain derivatives. If such transactions were included, the Company’s portfolio turnover rate may be higher.
(5)	Class D commenced operation on July 3, 2023.
(6)	Includes interest expense from the Revolving Credit Facility of 1.20% which is being excluded from the Company’s contractual waiver for the six months ended June 30, 2024.
(7)	Annualized.

Note 10. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the financial statements as of June 30, 2024, except as discussed below.

On July 22, 2024, the Company declared a distribution of $0.22500 per Class I Share, $0.20680 per Class S Share, and $0.22100 per Class D Share which is payable on August 30, 2024 to shareholders of record as of July 29, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events, the Company’s future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to those described in “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2023 and elsewhere in this Quarterly Report on Form 10-Q.

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

Portfolio and Investment Activity

For the three months ended June 30, 2024 and 2023, we acquired $18.9 million and $31.9 million, respectively, aggregate principal amount of investments (including $3.1 million and $3.6 million, respectively, of unfunded commitments), all of which was first lien debt.

For the six months ended June 30, 2024 and 2023, we acquired $32.4 million and $82.3 million, respectively, aggregate principal amount of investments (including $4.1 million and $6.1 million, respectively, of unfunded commitments), all of which was first lien debt.

The Company’s portfolio and investment activity for the three and six months ended June 30, 2024 and 2023 are presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	First Lien
	Debt - Total Investments
	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Total Investments, beginning of period	$112,268	$100,588
Purchases of investments	17,731	32,117
Proceeds from principal repayment of investments	(814)	(3,686)
Amortization or accretion of discount on investments	125	291
Net realized gain (loss) on investments	8	8
Total investments, end of period	$129,318	$129,318

Number of Portfolio Companies	40	40

	First Lien
	Debt - Total Investments
	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Total Investments, beginning of period	$46,938	$8,486
Purchases of investments	28,259	66,920
Proceeds from principal repayment of investments	(861)	(1,098)
Amortization or accretion of discount on investments	99	127
Net realized gain (loss) on investments	—	—
Total investments, end of period	$74,435	$74,435

Number of Portfolio Companies	23	23

The weighted average yields of the Company’s investments as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Weighted average yield on debt and income producing investments, at cost (1)	12.56%	12.85%
Weighted average yield on debt and income producing investments, at fair value (1) (2)	12.53%	12.80%
Percentage of debt investments bearing a floating rate (2)	100.0%	100.0%
Percentage of debt investments bearing a fixed rate (2)	0.0%	0.0%
(1)	Computed as (a) effective interest rates as of each respective date plus the annual accretion of discounts or less the annual amortization of premiums, as applicable, on accruing debt included in such securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)	Measured on a fair value basis and excludes investments on non-accrual status, if any.

The Company’s investments as of June 30, 2024 and December 31, 2023 consisted of the following (dollar amounts in thousands):

	June 30, 2024
			Percentage of
			Total Investments
	Cost	Fair value	at Fair Value
First Lien Debt	$129,318	$129,664	100.00%
Total	$129,318	$129,664	100.00%

Largest portfolio company investment	$7,064	$7,090	5.47%
Average portfolio company investment	$3,233	$3,242	2.50%

	December 31, 2023
			Percentage of
			Total Investments
	Cost	Fair value	at Fair Value
First Lien Debt	$100,588	$101,019	100.00%
Total	$100,588	$101,019	100.00%

Largest portfolio company investment	$6,991	$7,032	6.96%
Average portfolio company investment	$3,048	$3,061	3.03%

Results of Operations

Operating results for the three and six months ended June 30, 2024 and 2023 were as follows (dollar amounts in thousands):

	For the Three Months Ended			For the Six Months Ended
	June 30, 2024		June 30, 2023	June 30, 2024		June 30, 2023
Investment income
From non-affiliated investments:
Interest income	$3,768		$2,109	$7,231		$2,674
Dividend income	58		488	178		528
Fee income	50		—	109		—
From affiliated investments:
Dividend Income	3		—	3		—
Total investment income	3,879		2,597	7,521		3,202

Expenses
Professional fees	821		201	1,396		226
Interest expense	449		—	700		—
Management fees	349		—	685		—
Income based incentive fees	218		185	438		185
Capital gains incentive fees	35		—	69		—
Custodian and accounting fees	84		45	151		90
Blue sky fees	—		—	90		—
Trustees’ fees	52		44	99		88
Transfer agent’s fees and expenses(**)	41		78	69		78
Pricing fees	25		27	52		27
Shareholders’ reports	44		12	70		12
Servicing and distribution fees	—	(*)	—	—	(*)	—
Other general & administrative	26		3	54		19
Total expenses	2,144		595	3,873		725
Expense reimbursement	(953)		(285)	(1,748)		(363)
Incentive fees waived	(253)		(185)	(507)		(185)
Management fees waived	(349)		—	(685)		—
Net expenses	589		125	933		177
Net investment income (loss)	3,290		2,472	6,588		3,025

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-affiliated investments transactions	8		—	8		—
Forward foreign currency contracts transactions	73		(8)	(71)		(8)
Foreign currency transactions	(4)		(5)	5		7
Net realized gain (loss)	77		(13)	(58)		(1)
Net change in unrealized appreciation (depreciation):
Non-affiliated investments	160		34	(85)		113
Forward foreign currency contracts	41		20	498		9
Foreign currency	3		5	—	(*)	—
Net change in unrealized appreciation (depreciation)	204		59	413		122
Net realized and unrealized gain (loss)	281		46	355		121
Net increase (decrease) in net assets resulting from operations	$3,571		$2,518	$6,943		$3,146
(*)	Less than $500
(**)

For the three and six months ended June 30, 2024, $7 and $13, respectively, of affiliated expenses were included. For the three and six months ended June 30, 2023, there were no affiliated expenses incurred by the Company.

Investment Income

For the three and six months ended June 30, 2024, investment income was $3.9 million and $7.5 million, respectively, all of which was attributable to interest and fees on our debt investments, dividend income and fee income. The increase in investment income from the three and six months ended June 30, 2023 was primarily due to an increase of $18.9 million and $32.4 million, respectively, aggregate principal amount of new investments acquired during the period.

For the three and six months ended June 30, 2023, investment income was $2.6 million and $3.2 million, respectively, all of which was attributable to interest and fees on our debt investments and dividend income.

Expenses

Total expenses before expense reimbursement and incentive and management fee waivers for the three and six months ended June 30, 2024 were $2.1 million and $3.9 million, respectively, consisting primarily of professional fees, income based incentive fees, capital gains incentive fees, blue sky fees management fees, custodian and accounting fees, trustees’ fees, transfer agent’s fees and expenses, interest expense, pricing fees, shareholder’s reports, and other general and administrative fees. The increase in total expenses from the three and six months ended June 30, 2024 was primarily related to an increase in professional fees, interest expenses, management and incentive fees due to an increased cost of servicing a larger investment portfolio.

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

For the three and six months ended June 30, 2024, the Company accrued income based incentive fees of $218 thousand and $438 thousand, respectively, all of which were subject to waiver by the Manager. For the three and six months ended June 30, 2023, the Company accrued income based incentive fees of $185 thousand and $185 thousand, respectively, all of which were subject to waiver by the Manager.

For the three and six months ended June 30, 2024, the Company accrued capital gains incentive fees of $35 thousand and $69 thousand, respectively, all of which were subject to waiver by the Manager. For the three and six months ended June 30, 2023, there were no capital gains incentive fees recorded by the Company. As of June 30, 2024, there were no capital gains incentive fees payable by the Company.

For the three and six months ended June 30, 2024, the Company accrued management fees of $349 thousand and $685 thousand, respectively, all of which were subject to waiver by the Manager. For the three and six months ended June 30, 2023, the Company did not accrue any management fees. As of June 30, 2024, there were no management fees payable by the Company.

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

For the three and six months ended June 30, 2024 and 2023, the Company did not incur any excise tax expense.

Net realized gain (loss) and Net change in unrealized appreciation (depreciation)

For the three and six months ended June 30, 2024, the Company reported realized gains (losses) from foreign currency transactions of $(4) thousand and $5 thousand, respectively, primarily as a result of fluctuations in the foreign currency. For the three and six months ended June 30, 2024, the Company reported realized gains (losses) from forward foreign currency contracts of $73 thousand and $(71) thousand, respectively. For the three and six months ended June 30, 2024, the Company reported realized gains from non-affiliated investments transactions of $8 thousand and $8 thousand, respectively.

For the three and six months ended June 30, 2023, the Company reported realized gains (losses) from foreign currency transactions of $(5) thousand and $7 thousand, respectively. For the three and six months ended June 30, 2023, the Company reported a realized losses from forward currency contracts of $8 thousand and $8 thousand, respectively. For the three and six months ended June 30, 2023, the Company reported no realized gains from non-affiliated investments transactions.

For the three and six months ended June 30, 2024, the Company reported unrealized appreciation (depreciation) from foreign currency of $3 thousand and less than $(500), respectively. For the three and six months ended June 30, 2024, the Company reported unrealized appreciation from forward foreign currency contracts of $41 thousand and $498 thousand, respectively. For the three and six months ended June 30, 2024, the Company reported unrealized appreciation (depreciation) from non-affiliated investments transactions of $160 thousand and $(85) thousand, respectively, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.

For the three and six months ended June 30, 2023, the Company reported unrealized appreciation from foreign currency of $5 thousand and $0, respectively. For the three and six months ended June 30, 2023, the Company reported unrealized appreciation from forward foreign currency contracts of $20 thousand and $9 thousand, respectively. For the three and six months ended June 30, 2023, the Company reported unrealized appreciation from non-affiliated investments transactions of $34 thousand and $113 thousand, respectively, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.

Financial Condition, Liquidity and Capital Resources

The Company’s liquidity and capital resources are generated primarily through the net proceeds of the offering of the Common Shares, any financing arrangements we may enter into in the future, and cash flows from operations, including investments sales and repayments and income earned from investments and cash equivalents. The primary uses of cash have been investments in portfolio companies and other general corporate purposes.

The primary uses of cash are expected to be for investments in portfolio companies and other investments, distributions to shareholders, for operational costs such as paying management and incentive fees, custodian and accounting fees and for the cost of any borrowings or financing arrangements. We believe that cash flows from operations and existing cash on hand, together with net proceeds of the offering of the Common Shares, will be sufficient to satisfy our anticipated cash requirements for the next twelve months and foreseeable future.

The Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to Common Shares if asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On November 8, 2022, the Company’s sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. In addition, while any senior securities remain outstanding, the Company will be required to make provisions to prohibit any dividend distribution to shareholders or the repurchase of such securities or shares unless the Company meets the applicable asset coverage ratios at the time of the dividend distribution or repurchase. The Company also may be permitted to borrow amounts up to 5% of the value of the total assets for temporary or emergency purposes, which borrowings would not be considered senior securities. As of June 30, 2024 and December 31, 2023, the Company had an aggregate amount of $20.4 million and $0 of debt securities outstanding and the asset coverage ratio was 656.9% and 0%, respectively.

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

As of June 30, 2024, the Company had $4.0 million in cash and cash equivalents, including foreign currency. During the six months ended June 30, 2024, cash used in operating activities was $21.6 million, primarily as a result of purchasing portfolio investments of $32.1 million, partially offset by proceeds from repayment of investments of $3.6 million. Cash provided by financing activities was $9.3 million, primarily as a result of dividends paid in cash and borrowings under the Revolving Credit Facility.

As of June 30, 2023, the Company had $37.2 million in cash and cash equivalents, including foreign currency. During the six months ended June 30, 2023, cash used in operating activities was $63.4 million, primarily as a result of purchasing portfolio investments of $66.9 million, partially offset by proceeds from repayment of investments of $1.0 million. Cash provided by financing activities was $97.4 million, primarily as a result of proceeds from the issuance of Common Shares.

Equity

The following tables summarize transactions with respect to the Common Shares for the three and six months ended June 30, 2024 (dollars in thousands except share amounts):

	For the three months ended June 30, 2024
	Class I		Class S			Class D
	Shares	Amount	Shares	Amount		Shares	Amount
Shares/gross proceeds from the continuous public offerings	20,278	$503	—	$—		—	$—
Shares/gross proceeds from the private placements	—	—	—	—		—	—
Share transfers between classes	—	—	—	—		—	—
Reinvestment of distribution	121,485	3,013	11	—	*	11	—	*
Repurchased Shares	—	—	—	—		—	—
Net Increase (decrease)	141,763	$3,516	11	$—		11	$—

	For the six months ended June 30, 2024
	Class I		Class S		Class D
	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	40,521	$1,003	—	$—	—	$—
Shares/gross proceeds from the private placements	—	—	—	—	—	—
Share transfers between classes	—	—	—	—	—	—
Reinvestment of distribution	200,836	4,974	55	1	57	1
Repurchased Shares	—	—	—	—	—	—
Net Increase (decrease)	241,357	$5,977	55	$1	57	$1
(*)	Less than $500

Distributions

The following tables summarize the Company’s distributions declared and payable for the six months ended June 30, 2024 (dollars in thousands except per share amounts) by share class:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 27, 2024	$0.22500	$972
February 23, 2024	February 29, 2024	March 27, 2024	0.22500	986
March 22, 2024	March 28, 2024	April 26, 2024	0.22500	995
April 22, 2024	April 30, 2024	May 29, 2024	0.22500	1,009
May 22, 2024	May 31, 2024	June 26, 2024	0.22500	1,018
June 21, 2024	June 28, 2024	July 29, 2024	0.22500	1,026

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 27, 2024	$0.20680	$—	*
February 23, 2024	February 29, 2024	March 27, 2024	0.20680	—	*
March 22, 2024	March 28, 2024	April 26, 2024	0.20680	—	*
April 22, 2024	April 30, 2024	May 29, 2024	0.20680	—	*
May 22, 2024	May 31, 2024	June 26, 2024	0.20680	—	*
June 21, 2024	June 28, 2024	July 29, 2024	0.20680	—	*

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 27, 2024	$0.22100	$—	*
February 23, 2024	February 29, 2024	March 27, 2024	0.22100	—	*
March 22, 2024	March 28, 2024	April 26, 2024	0.22100	—	*
April 22, 2024	April 30, 2024	May 29, 2024	0.22100	—	*
May 22, 2024	May 31, 2024	June 26, 2024	0.22100	—	*
June 21, 2024	June 28, 2024	July 29, 2024	0.22100	—	*
*	Less than $500

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board on behalf of shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then shareholders who have not opted out of the distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places. The following tables reflect the Shares issued pursuant to the dividend reinvestment plan for the six months ended June 30, 2024:

Class I
Declaration Date	Record Date	Payment Date	Shares Issued
December 22, 2023	December 29, 2023	January 20, 2024	107
January 24, 2024	January 31, 2024	February 27, 2024	39,375
February 23, 2024	February 29, 2024	March 27, 2024	39,869
March 22, 2024	March 28, 2024	April 26, 2024	40,151
April 22, 2024	April 30, 2024	May 29, 2024	40,516
May 22, 2024	May 31, 2024	June 26, 2024	40,818

Class S
Declaration Date	Record Date	Payment Date	Shares Issued
December 22, 2023	December 29, 2023	January 20, 2024	38
January 24, 2024	January 31, 2024	February 27, 2024	3
February 23, 2024	February 29, 2024	March 27, 2024	3
March 22, 2024	March 28, 2024	April 26, 2024	3
April 22, 2024	April 30, 2024	May 29, 2024	4
May 22, 2024	May 31, 2024	June 26, 2024	4

Class D
Declaration Date	Record Date	Payment Date	Shares Issued
December 22, 2023	December 29, 2023	January 20, 2024	38
January 24, 2024	January 31, 2024	February 27, 2024	4
February 23, 2024	February 29, 2024	March 27, 2024	4
March 22, 2024	March 28, 2024	April 26, 2024	4
April 22, 2024	April 30, 2024	May 29, 2024	4
May 22, 2024	May 31, 2024	June 26, 2024	3

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

During the three and six months ended June 30, 2024, no Share repurchases were completed by the Company.

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

The following table presents outstanding borrowings as of June 30, 2024 (dollar amounts in thousands):

	June 30, 2024
	Aggregate
	Principal	Outstanding	Carrying	Unused	Amount
	Committed	Principal	Value	Portion(1)	Available(2)
Revolving Credit Facility	$150,000	$20,400	$20,400	$129,600	$66,509
Total	$150,000	$20,400	$20,400	$129,600	$66,509
(1)	The unused portion is the amount upon which commitment fees, if any, are based.
(2)	The amount available reflects any limitations related to the credit facility’s borrowing base.

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

On July 22, 2024, the Company declared a distribution of $0.22500 per Class I Share, $0.20680 per Class S Share, and $0.22100 per Class D Share which is payable on August 30, 2024 to shareholders of record as of July 29, 2024.

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

Based on Statement of Assets and Liabilities as of June 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in investment (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$3,962	$(612)	$3,350
Up 200 basis points	2,641	(408)	2,233
Up 100 basis points	1,321	(204)	1,117
Down 100 basis points	(1,321)	204	(1,117)
Down 200 basis points	(2,641)	408	(2,233)

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

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Third Amended and Restated Agreement and Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 16, 2024)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-K, filed on March 25, 2024)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed Herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PGIM PRIVATE CREDIT FUND

Date: August 12, 2024	By:	/s/ Stuart S. Parker
Name: Stuart S. Parker
Title: President and Principal Executive Officer (Authorized Signatory)

Date: August 12, 2024	By:	/s/ Christian J. Kelly
Name: Christian J. Kelly
Title: Chief Financial Officer (Principal Financial Officer)