Form 10-Q
period 2024-09-30
PGIM Private Credit Fund
filed 2024-11-12
CIK 1923622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

The number of shares of Registrant’s common shares of beneficial interest, $0.001 par value per share, outstanding as of November 12, 2024 was 4,745,926, 452 and 456 of Class I, Class S and Class D, respectively.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements about PGIM Private Credit Fund’s (the “Company,” “we,” “us” or “our”) business, including, in particular, statements about the Company’s plans, strategies and objectives. You can generally identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include the Company’s plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond the Company’s control. Although the Company believes the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and the Company’s actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by the Company or any other person that the Company’s objectives and plans, which the Company considers to be reasonable, will be achieved. These risks, uncertainties and other factors include, without limitation:

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

Item 1. Financial Statements

PGIM Private Credit Fund

Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Investments at fair value
Non-affiliated investments (cost of $171,622 and $100,588, respectively)(1)	$172,864	$101,019
Cash and cash equivalents	10,986	16,079
Foreign currency, at value (cost of $1,265 and $197, respectively)	1,296	199
Interest receivable from non-affiliated investments	1,743	584
Deferred financing costs	979	1,159
Receivable for investments sold	203	21
Due from Manager	295	1,273
Prepaid expenses	32	40
Total assets	$188,398	$120,374

LIABILITIES
Debt (Note 6)	68,400	—
Distribution payable (Note 8)	1,387	12,093
Unrealized depreciation on OTC forward foreign currency exchange contracts	763	282
Professional fees payable	12	962
Pricing fees payable	—	105
Interest payable	222	98
Custodian and accounting fees payable	244	74
Transfer agent’s fees payable	—	14
Affiliated transfer agent’s fees payable	4	2
Payable for investments purchased	69	—
Accrued expense and other liabilities	147	45
Total liabilities	$71,248	$13,675

Commitments and contingencies (Note 7)

NET ASSETS
Common Shares, $0.001 par value (unlimited shares authorized; 4,691,686 and 4,323,128 shares issued and outstanding, respectively)	5	4
Paid in capital in excess of par	115,758	106,610
Total distributable earnings/(accumulated losses)	1,387	85
Total net assets	$117,150	$106,699
Total liabilities and net assets	$188,398	$120,374
NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$117,128	$106,679
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	4,690,788	4,322,364
Net asset value per share	$24.97	$24.68

Class S Shares:
Net assets	$11	$10
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	447	382
Net asset value per share	$25.43	$25.13

Class D Shares:
Net assets	$11	$10
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	451	382
Net asset value per share	$25.41	$25.13
(1)	Includes fair value of unfunded loan commitments which are disclosed in footnote seven within the Schedule of Investments and Note 7. Commitments and Contingencies.

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Statements of Operations
(in thousands)
(Unaudited)

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
Investment income
From non-affiliated investments:
Interest income	$4,903		$2,635		$12,134		$5,309
Dividend income	4		439		182		967
Fee income	68		50		177		50
From affiliated investments:
Dividend Income	19		—		22		—
Total investment income	4,994		3,124		12,515		6,326

Expenses
Professional fees	373		770		1,769		996
Interest expense	992		—		1,692		—
Management fees (Note 3)	364		118		1,049		118
Income based incentive fees (Note 3)	254		212		692		397
Capital gains incentive fees (Note 3)	(3)		—		66		—
Custodian and accounting fees	87		48		238		138
Trustees’ fees	54		204		153		292
Transfer agent’s fees and expenses (Note 3)(**)	69		54		138		132
Shareholders’ reports	34		41		104		53
Blue sky fees	—		—		90		—
Pricing fees	27		39		79		66
Servicing and distribution fees	—	(*)	—	(*)	—	(*)	—	(*)
Other general & administrative	11		15		65		34
Total expenses	2,262		1,501		6,135		2,226
Expense reimbursement (Note 3)	(511)		(1,029)		(2,259)		(1,392)
Incentive fees waived (Note 3)	(251)		(212)		(758)		(397)
Management fees waived (Note 3)	(364)		(118)		(1,049)		(118)
Net expenses	1,136		142		2,069		319
Net investment income (loss)	3,858		2,982		10,446		6,007

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-affiliated investments transactions	8		—		16		—
Forward foreign currency contracts transactions	16		58		(55)		50
Foreign currency transactions	3		(1)		8		6
Net realized gain (loss)	27		57		(31)		56
Net change in unrealized appreciation (depreciation):
Non-affiliated investments	896		53		811		166
Forward foreign currency contracts	(979)		15		(481)		24
Foreign currency	29		(1)		29		(1)
Net change in unrealized appreciation (depreciation)	(54)		67		359		189
Net realized and unrealized gain (loss)	(27)		124		328		245
Net increase (decrease) in net assets resulting from operations	$3,831		$3,106		$10,774		$6,252

(*)Less than $500

(**)

For the three and nine months ended September 30, 2024, $6 and $19, respectively, of affiliated expenses were included. For the three and nine months ended September 30, 2023, there were no affiliated expenses incurred by the Company.

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2024		September 30, 2023	September 30, 2024	September 30, 2023
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$3,858		$2,982	$10,446	$6,007
Net realized gain (loss)	27		57	(31)	56
Net change in unrealized appreciation (depreciation)	(54)		67	359	189
Net increase (decrease) in net assets resulting from operations	3,831		3,106	10,774	6,252

Distributions to common shareholders
Class I	(3,464)		—	(9,470)	—
Class S	—	(*)	—	(1)	—
Class D	—	(*)	—	(1)	—
Net decrease in net assets resulting from distributions	(3,464)		—	(9,472)	—

Share transactions
Class I:
Proceeds from shares sold	75		25	1,078	97,425
Distributions reinvested	3,093		—	8,067	—
Class S:
Proceeds from shares sold	—		10	—	10
Distributions reinvested	1		—	2	—
Class D:
Proceeds from shares sold	—		10	—	10
Distributions reinvested	1		—	2	—
Net increase (decrease) from share transactions	3,170		45	9,149	97,445
Total increase (decrease) in net assets	3,537		3,151	10,451	103,697
Net Assets, beginning of period	113,613		112,291	106,699	11,745
Net Assets, end of period	$117,150		$115,442	$117,150	$115,442

(*)Less than $500

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$10,774	$6,252
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(811)	(166)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	481	(24)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(29)	1
Net realized (gain) loss on investments	(16)	—
Net accretion of discount and amortization of premium	(561)	(243)
Amortization of deferred financing costs	180	—
Purchases of investments	(78,447)	(76,753)
Proceeds from principal repayments	7,990	1,704
Changes in operating assets and liabilities:
Interest receivable from non-affiliated investments	(1,159)	(472)
Receivable for investments sold	(182)	—
Due from Manager	978	(780)
Prepaid expenses	8	(52)
Professional fees payable	(950)	53
Pricing fees payable	(105)	66
Interest payable	124	—
Custodian and accounting fees payable	170	138
Transfer agent’s fees payable	(14)	16
Affiliated transfer agent’s fees payable	2	—
Trustees’ fees payable	—	160
Accrued expenses and other liabilities	102	(11)
Payable for investments purchased	69	—
Net cash provided by (used in) operating activities	(61,396)	(70,111)

Cash flows from financing activities:
Borrowings of debt	84,100	—
Repayments of debt	(15,700)	—
Proceeds from issuance of Common Shares	1,078	97,445
Distributions paid in cash	(12,107)	—
Net cash provided by (used in) financing activities	57,371	97,445

Net increase (decrease) in cash and cash equivalents, including foreign currency	(4,025)	27,334
Effect of foreign exchange rate changes on cash and cash equivalents	29	(1)
Cash and cash equivalents, beginning of period	16,278	3,218
Cash and cash equivalents, end of period, including foreign currency	$12,282	$30,551

Supplemental information and non-cash activities:
Interest paid during the period	$1,388	$—
Distribution payable	$1,387	$—
Issuance of Common Shares in connection with distribution reinvestment plan	$8,071	$—

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments

September 30, 2024

(in thousands)

(Unaudited)

	Reference					Par
	Rate and				Maturity	Amount/			Fair	% of
Investments(1)(11)	Spread (2)			Interest Rate(2)	Date	Units		Cost(3)	Value	Net Assets
Investments—non-affiliated
First Lien Debt(4) (5)
Aerospace & Defense
Nest Bidco GMBH (Germany) (7)	3M	E +	6.00%	9.35%	1/16/2030	EUR	3,246	$3,456	$3,530	3.01%
Nest Bidco GMBH (Delayed Draw) (Germany) (6) (7)	3M	E +	6.00%	9.35%	1/16/2030	EUR	877	(19)	(22)	(0.02)
								3,437	3,508	2.99
Beverages
Suja Merger Sub, LLC (8)	1M	S +	5.60%	10.45%	8/23/2027		2,947	2,923	2,947	2.52
								2,923	2,947	2.52
Building Products
LAN SE Install, LLC	3M	S +	5.75%	10.35%	4/2/2029		12,174	11,816	11,816	10.09
Titan Home Improvement, LLC	3M	S +	6.00%	11.06%	5/31/2030		3,164	3,103	3,117	2.66
Titan Home Improvement, LLC (Delayed Draw) (6)	3M	S +	6.00%	11.06%	5/31/2030		593	(5)	(9)	(0.01)
Titan Home Improvement, LLC (Revolver) (6)	3M	S +	6.00%	11.06%	5/31/2030		520	(10)	(7)	(0.01)
								14,904	14,917	12.73
Business Services
Eureka Entertainment, LLC	3M	S +	6.90%	11.96%	12/20/2027		2,112	2,080	2,085	1.78
Eureka Entertainment, LLC (Revolver) (6)(9)	3M	S +	6.90%	11.96%	12/20/2027		319	110	111	0.09
	6M	S +	7.00%	12.14%
	6M	S+	6.85%	11.24%
								2,190	2,196	1.87
Chemicals
AgroFresh, Inc.	1M	E +	7.00%	10.38%	3/31/2029	EUR	803	851	873	0.74
AgroFresh, Inc.	1M	S +	6.35%	11.20%	3/31/2029		5,769	5,635	5,636	4.81
AgroFresh, Inc. (Revolver)	1M	S +	6.35%	11.20%	3/31/2028		566	553	553	0.47
Airedale Newco Limited (United Kingdom) (7)	3M	SN +	6.00%	10.95%	12/21/2028	GBP	4,915	6,084	6,414	5.48
Airedale Newco Limited (Revolver) (United Kingdom) (6) (7)	3M	SN +	6.00%	10.95%	12/21/2028	GBP	781	(26)	(25)	(0.02)
Kandelium Group GmbH (France) (7)	3M	S +	6.10%	10.70%	11/22/2030		1,926	1,873	1,881	1.61
Kandelium Group GmbH (France) (7)	6M	E +	5.50%	8.85%	11/22/2030	EUR	3,024	3,203	3,289	2.81
Kandelium Group GmbH (Delayed Draw) (France) (7)	3M	S +	6.10%	10.70%	11/22/2030		1,284	1,250	1,254	1.07
								19,423	19,875	16.97
Commercial Services & Supplies
CI(MG) Intermediate, LLC	3M	S +	7.15%	12.21%	3/24/2028		2,038	1,988	1,994	1.70
CI(MG) Intermediate, LLC (Delayed Draw) (6) (9)	3M	S +	7.15%	11.70%-12.45%	3/24/2028		3,953	3,349	3,359	2.87
CI(MG) Intermediate, LLC (Revolver) (6) (9)	3M	S +	7.15%	12.21%	3/24/2028		630	225	217	0.18
	3M	S +	7.25%	11.56%
HEF Safety Ultimate Holdings, LLC	3M	S +	5.75%	10.35%	11/19/2029		2,051	2,004	2,033	1.74
HEF Safety Ultimate Holdings, LLC (Delayed Draw) (6)	3M	S +	5.75%	10.35%	11/19/2029		563	(6)	(5)	—
HEF Safety Ultimate Holdings, LLC (Revolver) (6)	3M	S +	5.75%	10.35%	11/19/2029		297	73	77	0.07
ZircoData Holdings Pty Ltd (Australia) (7) (8)	3M	B +	7.25%	11.73%	5/3/2026	AUD	1,701	1,131	1,165	0.99
								8,764	8,840	7.55
Construction & Engineering
ADB Companies, LLC (8)	3M	S +	6.76%	11.37%	12/18/2025		2,533	2,514	2,476	2.11
ADB Companies, LLC	3M	S +	6.76%	12.01%	12/18/2025		482	476	471	0.40
APS Acquisition Holdings, LLC	3M	S +	5.75%	10.35%	7/11/2029		2,668	2,617	2,617	2.24
APS Acquisition Holdings, LLC (Delayed Draw) (6)	3M	S +	5.75%	10.35%	7/11/2029		944	(9)	(9)	(0.01)
APS Acquisition Holdings, LLC (Revolver) (6)	3M	S +	5.75%	10.35%	7/11/2029		472	(9)	(9)	(0.01)
Capital Construction, LLC	1M	S +	5.60%	10.44%	10/22/2026		918	906	910	0.78
Capital Construction, LLC (Delayed Draw)	1M	S +	5.60%	10.44%	10/22/2026		1,244	1,228	1,234	1.05
Capital Construction, LLC (Revolver) (6)	1M	S +	5.60%	10.44%	10/22/2026		222	(3)	(2)	—
Full Circle Fiber Operating LLC	6M	S +	7.25%	12.51%	12/16/2027		5,339	5,251	5,262	4.49
TriplePoint Acquisition Holdings LLC	3M	S +	5.50%	10.10%	5/31/2029		4,467	4,383	4,401	3.76
TriplePoint Acquisition Holdings LLC (Delayed Draw) (6)	3M	S +	5.50%	10.10%	5/31/2029		1,119	(11)	(16)	(0.01)
TriplePoint Acquisition Holdings LLC (Revolver) (6)	3M	S +	5.50%	10.10%	5/31/2029		622	113	115	0.10
								17,456	17,450	14.90
Containers & Packaging
Close The Loop Group USA, Inc.	3M	S +	6.15%	10.75%	10/26/2029		2,760	2,710	2,744	2.34
Close The Loop Group USA, Inc. (Revolver) (6)	3M	S +	6.15%	10.75%	12/26/2029		589	(10)	(3)	—
Johns-Byrne LLC	3M	S +	6.00%	10.60%	8/31/2029		991	970	979	0.84
Johns-Byrne LLC (Delayed Draw) (6)	3M	S +	6.00%	10.60%	8/31/2029		267	(5)	(3)	—
Johns-Byrne LLC (Revolver) (6)	3M	S +	6.00%	10.60%	8/31/2029		134	(3)	(2)	—
NPPI Buyer, LLC	3M	S +	5.00%	9.60%	8/20/2029		8,842	8,711	8,711	7.43
NPPI Buyer, LLC (Delayed Draw) (6)	3M	S +	5.00%	9.60%	8/20/2029		1,895	(14)	(14)	(0.01)
NPPI Buyer, LLC (Revolver) (6)	3M	S +	5.00%	9.60%	8/20/2029		1,263	(19)	(19)	(0.02)
Toledo AcquisitionCo Inc. (8)	3M	S +	6.65%	11.77%	8/21/2027		2,955	2,919	2,909	2.48
								15,259	15,302	13.06
Distributors
Delaware Valley Floral Group LLC	3M	S +	5.85%	10.45%	8/24/2028		508	499	501	0.43
Delaware Valley Floral Group LLC (Revolver) (6)	3M	S +	5.75%	10.45%	8/24/2028		327	(6)	(5)	(0.01)
								493	496	0.42
Diversified Consumer Services
We Work for Kids, LLC	1M	S +	5.50%	10.16%	9/26/2029		11,095	10,873	10,873	9.28
We Work for Kids, LLC (Revolver) (6)	1M	S +	5.50%	10.16%	9/26/2029		905	(18)	(18)	(0.01)
								10,855	10,855	9.27
Electronic Equipment, Instruments & Components
Rochester Sensors, LLC	3M	S +	6.90%	11.50%	5/8/2028		6,643	6,520	6,517	5.56
Rochester Sensors, LLC (Revolver)	3M	S +	6.90%	11.50%	5/8/2028		545	535	535	0.46
								7,055	7,052	6.02
Environmental & Facilities Services
Legend Buyer, Inc.	6M	S +	5.60%	10.86%	1/19/2029		1,115	1,094	1,097	0.94

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments (continued)

September 30, 2024

(in thousands)

(Unaudited)

	Reference					Par
	Rate and				Maturity	Amount/			Fair	% of
Investments(1) (11)	Spread(2)			Interest Rate(2)	Date	Units		Cost(3)	Value	Net Assets
Investments—non-affiliated (continued)
Legend Buyer, Inc. (Revolver) (6)	6M	S +	5.60%	9.87%	1/19/2029		214	$28	$29	0.02%
								1,122	1,126	0.96
Food Products
Sun Orchard, LLC (9)	3M	S +	5.50%	10.10%	7/8/2028		8,552	8,426	8,426	7.19
	1M	S +	5.50%	10.74%
Sun Orchard, LLC (Delayed Draw) (6)	3M	S +	5.50%	10.10%	7/8/2028		3,448	(50)	(50)	(0.04)
								8,376	8,376	7.15
Gas Utilities
Sail Energy, LLC	6M	S +	7.25%	12.51%	1/24/2028		1,139	1,123	1,125	0.96
Sail Energy, LLC (Delayed Draw)	6M	S +	7.25%	12.51%	1/24/2028		766	755	756	0.64
Sail Energy, LLC (Revolver) (6)	6M	S +	7.25%	12.51%	1/24/2028		381	(5)	(5)	—
								1,873	1,876	1.60
Health Care Equipment
Medical Device Inc.	3M	S +	6.60%	11.20%	7/11/2029		1,600	1,567	1,572	1.34
Medical Device Inc. (Revolver) (6)	3M	S +	6.60%	11.20%	7/11/2029		202	(4)	(3)	—
								1,563	1,569	1.34
Health Care Providers & Services
ADB Acquiror, Inc	1M	S +	7.98%	12.82%	5/12/2028		5,204	5,097	5,113	4.37
ADB Acquiror, Inc (Delayed Draw) (6)	3M	S +	8.03%	12.67%	5/12/2028		1,545	60	64	0.05
ADB Acquiror, Inc (Revolver) (6)	1M	S +	7.98%	12.82%	5/12/2028		455	82	83	0.07
MM Proton I, LLC	1M	S +	6.75%	11.95%	5/29/2029		6,697	6,600	6,654	5.68
Pharmacy Partners Acquisition, LLC	3M	S +	6.50%	11.56%	2/28/2029		1,009	994	999	0.85
Pharmacy Partners Acquisition, LLC (Revolver) (6)	3M	S +	6.50%	11.56%	2/28/2029		202	(3)	(2)	—
								12,830	12,911	11.02
Household Products
Bluesun Consumer Brands, S.L. (Spain) (7)	3M	E +	5.75%	9.10%	2/28/2030	EUR	3,111	3,279	3,419	2.92
								3,279	3,419	2.92
Human Resource & Employment Services
Pryor Learning, LLC	1M	S +	6.85%	11.70%	2/28/2028		1,795	1,767	1,771	1.51
Pryor Learning, LLC (Revolver) (6)	1M	S +	6.85%	11.70%	2/28/2028		203	(3)	(2)	—
								1,764	1,769	1.51
IT Consulting & Other Services
MajorKey Technologies Holdings LLC (8)	6M	S +	6.26%	11.57%	12/3/2026		2,391	2,373	2,377	2.03
								2,373	2,377	2.03
IT Services
Penncomp LLC	1M	S +	6.60%	11.45%	10/17/2028		3,691	3,614	3,663	3.12
Penncomp LLC (Delayed Draw) (6)	1M	S +	6.60%	11.45%	10/17/2028		1,182	369	374	0.32
Penncomp LLC (Revolver) (6)	1M	S +	6.60%	11.45%	10/17/2028		148	(3)	(1)	—
								3,980	4,036	3.44
Media
AOM Intermediate Holdco, LLC	3M	S +	6.90%	11.50%	8/22/2028		3,312	3,243	3,256	2.78
AOM Intermediate Holdco, LLC (Revolver) (6)	3M	S +	6.90%	11.50%	8/22/2028		258	89	90	0.08
AS1 Sports Bidco Limited (United Kingdom) (7)	3M	E +	6.00%	9.39%	9/26/2030	EUR	366	398	396	0.34
AS1 Sports Bidco Limited (Revolver) (United Kingdom) (6) (7)	3M	E +	6.00%	9.39%	9/26/2030	EUR	63	(2)	(2)	—
TG Studios US, LLC	3M	S +	7.90%	12.57%	4/6/2029		5,000	4,883	4,902	4.18
								8,611	8,642	7.38
Paper & Forest Products
Hoffmaster Group, Inc.	3M	S +	6.25%	11.50%	2/24/2028		5,180	5,087	5,110	4.36
								5,087	5,110	4.36
Professional Services
Efficio Holdco Limited (United Kingdom) (7)	3M	E+	6.00%	9.35%	7/31/2031	EUR	79	83	85	0.07
Efficio Holdco Limited (United Kingdom) (7)	1M	S+	6.00%	10.83%	7/31/2031		386	375	375	0.32
HH Global Finance LTD (8)	6M	S+	6.18%	11.50%	2/25/2027		3,000	2,968	2,975	2.54
Prestige Employee Administrators, LLC (8)	1M	S +	6.10%	10.95%	12/31/2025		3,013	2,995	3,008	2.57
Studio Bidco B.V. (Netherlands) (7)	3M	E +	6.25%	9.60%	4/24/2031	EUR	326	339	355	0.30
Studio Bidco B.V. (Delayed Draw) (Netherlands) (6) (7)	3M	E +	6.25%	9.60%	4/24/2031	EUR	122	(2)	(3)	—
Tetris Bidco Limited (United Kingdom) (7)	3M	SN +	6.75%	11.70%	10/24/2029	GBP	2,018	2,393	2,655	2.27
Tetris Bidco Limited (Revolver) (United Kingdom) (6) (7)	3M	SN +	6.75%	11.70%	10/24/2029	GBP	263	(8)	(5)	(0.01)
								9,143	9,445	8.06
Software
Knowledge Support Systems, Inc. (8)	3M	S +	7.00%	12.34%	11/17/2029		1,663	1,630	1,638	1.40
								1,630	1,638	1.40
Trading Companies & Distributors
CPIG Holdco Inc.	3M	S +	7.10%	12.43%	4/28/2028		4,500	4,400	4,445	3.80
Entertainment Earth, LLC (8)	3M	S +	8.65%	13.25%	7/22/2027		2,867	2,832	2,687	2.29
								7,232	7,132	6.09
Total First Lien Debt								$171,622	$172,864	147.56%
Total Investments—non-affiliated								$171,622	$172,864	147.56%
Cash Equivalents
PGIM Core Ultra Short Bond Fund (10)							8,012	8,012	8,012	6.84
Cash Equivalents								$8,012	$8,012	6.84%
Total Portfolio Investments and Cash Equivalents								$179,634	$180,876	154.40%
(1)	Unless otherwise indicated, issuers of debt investments held by the Company are denominated in USD. All debt investments are income producing unless otherwise indicated.

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments (continued)

September 30, 2024

(in thousands)

(Unaudited)

(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), EuroInterbank Offered Rate (“EURIBOR” or “E”), Australian Bank Bill Swap Rate (“BBSW” or “B”), Sterling Overnight Index Average (“SONIA or SN”), or an alternate base rate (commonly based on the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of September 30, 2024.
(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)	Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.
(5)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2. Accounting Policies” and “Note 5. Fair Value Measurements”).
(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from unamortized fees, which are capitalized to the investment cost. See below for more information on the Company’s unfunded commitments:

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments (continued)

September 30, 2024

(in thousands)

(Unaudited)

				Unfunded
		Commitment		Commitment
Investments—non-affiliated	Commitment Type	Expiration Date	Unfunded	Fair Value
ADB Acquiror, Inc	Delayed Draw Term Loan	5/12/2028	$1,454	$(25)
ADB Acquiror, Inc	Revolver	5/12/2028	364	(6)
Airedale Newco Limited	Revolver	12/21/2028	994	(25)
AOM Intermediate Holdco, LLC	Revolver	8/22/2028	163	(3)
APS Acquisition Holdings, LLC	Delayed Draw Term Loan	7/11/2029	944	(9)
APS Acquisition Holdings, LLC	Revolver	7/11/2029	472	(9)
AS1 Sports Bidco Limited	Revolver	9/26/2030	70	(2)
Capital Construction, LLC	Revolver	10/22/2026	222	(2)
CI(MG) Intermediate, LLC	Delayed Draw Term Loan	3/24/2028	508	(11)
CI(MG) Intermediate, LLC	Revolver	3/24/2028	399	(9)
Close The Loop Group USA, Inc.	Revolver	12/26/2029	589	(3)
Delaware Valley Floral Group LLC	Revolver	8/24/2028	327	(5)
Eureka Entertainment, LLC	Revolver	12/20/2027	204	(3)
HEF Safety Ultimate Holdings, LLC	Delayed Draw Term Loan	11/19/2029	563	(5)
HEF Safety Ultimate Holdings, LLC	Revolver	11/19/2029	218	(2)
Johns-Byrne LLC	Delayed Draw Term Loan	8/31/2029	267	(3)
Johns-Byrne LLC	Revolver	8/31/2029	134	(2)
Legend Buyer, Inc.	Revolver	1/19/2029	181	(3)
Medical Device Inc.	Revolver	7/11/2029	202	(3)
Nest Bidco GMBH	Delayed Draw Term Loan	1/16/2030	954	(22)
NPPI Buyer, LLC	Delayed Draw Term Loan	8/20/2029	1,895	(14)
NPPI Buyer, LLC	Revolver	8/20/2029	1,263	(19)
Penncomp LLC	Delayed Draw Term Loan	10/17/2028	799	(6)
Penncomp LLC	Revolver	10/17/2028	148	(1)
Pharmacy Partners Acquisition, LLC	Revolver	2/28/2029	202	(2)
Pryor Learning, LLC	Revolver	2/28/2028	203	(2)
Sail Energy, LLC	Revolver	1/24/2028	381	(5)
Studio Bidco B.V.	Delayed Draw Term Loan	4/24/2031	131	(3)
Sun Orchard, LLC	Delayed Draw Term Loan	7/8/2028	3,448	(50)
Tetris Bidco Limited	Revolver	10/24/2029	320	(5)
Titan Home Improvement, LLC	Delayed Draw Term Loan	5/31/2030	593	(9)
Titan Home Improvement, LLC	Revolver	5/31/2030	520	(7)
TriplePoint Acquisition Holdings LLC	Delayed Draw Term Loan	5/31/2029	1,119	(16)
TriplePoint Acquisition Holdings LLC	Revolver	5/31/2029	498	(7)
We Work for Kids, LLC	Revolver	9/26/2029	905	(18)
			$21,654	$(316)
(7)	The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024, non-qualifying assets represented 13.14% of the Company’s total assets as calculated in accordance with regulatory requirements.
(8)	Represents a loan that was purchased by the Company and transferred at fair value from the parent company of PGIM Strategic Investments, Inc. in March 2023.
(9)	The investment has multiple unique terms, so the loan principal is being subdivided and accordingly, interest is being accrued at differing interest rates as presented on the Schedule of Investments.
(10)	Cash equivalents balance represents an investment in a company affiliated with the Manager as of September 30, 2024.
(11)	Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of a portfolio company's outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of September 30, 2024, all of the Company’s investments were non-controlled, non-affiliated.

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments (continued)

September 30, 2024

(in thousands)

(Unaudited)

ADDITIONAL INFORMATION

Forward Foreign Currency Exchange Contracts

			Settlement	Unrealized Appreciation
Counterparty	Currency Purchased	Currency Sold	Date	(Depreciation)
Macquarie Bank Limited	USD 417	EUR 366	25-Sep-26	$(2)
Macquarie Bank Limited	USD 88	EUR 79	31-Jul-26	(2)
Macquarie Bank Limited	USD 359	EUR 326	24-Apr-26	(12)
Macquarie Bank Limited	USD 3,482	EUR 3,111	27-Feb-26	(58)
Macquarie Bank Limited	USD 6,601	GBP 5,180	31-Dec-25	(312)
Macquarie Bank Limited	USD 3,385	EUR 3,024	28-Nov-25	(44)
Macquarie Bank Limited	AUD 12	USD 8	12-Feb-25	—	(*)
Macquarie Bank Limited	USD 1,163	AUD 1,774	12-Feb-25	(69)
Macquarie Bank Limited	USD 108	EUR 100	15-Nov-24	(3)
Macquarie Bank Limited	USD 34	AUD 52	15-Oct-24	(2)
Macquarie Bank Limited	USD 79	EUR 73	15-Oct-24	(2)
Macquarie Bank Limited	USD 89	EUR 82	15-Oct-24	(3)
Macquarie Bank Limited	USD 9	EUR 8	15-Oct-24	—	(*)
Macquarie Bank Limited	USD 191	GBP 149	15-Oct-24	(9)
Macquarie Bank Limited	USD 81	GBP 64	15-Oct-24	(4)
Macquarie Bank Limited	USD 875	EUR 805	11-Oct-24	(23)
Macquarie Bank Limited	USD 3,529	EUR 3,246	11-Oct-24	(94)
Macquarie Bank Limited	USD 2,641	GBP 2,062	11-Oct-24	(124)
				$(763)

(*)Less than $500

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments

December 31, 2023

(in thousands)

	Reference					Par
	Rate and				Maturity	Amount/			Fair	% of
Investments(1)(10)	Spread			Interest Rate(2)	Date	Units		Cost(3)	Value	Net Assets
Investments—non-affiliated
First Lien Debt(4) (5)
Beverages
Suja Merger Sub, LLC (6)	1M	S +	5.60%	10.96%	8/23/2027		$2,978	$2,947	$2,961	2.77%
								2,947	2,961	2.77
Business Services
Eureka Entertainment, LLC	1M	S +	6.85%	12.21%	12/20/2027		2,128	2,090	2,097	1.97
Eureka Entertainment, LLC (Revolver) (7)	1M	S +	6.85%	12.21%	12/20/2027		319	77	78	0.07
								2,167	2,175	2.04
Chemicals
AgroFresh, Inc.	1M	S +	6.60%	11.96%	3/31/2029		5,165	5,029	5,048	4.73
AgroFresh, Inc.	1M	E +	7.25%	11.19%	3/31/2029	EUR	817	863	881	0.83
AgroFresh, Inc. (Delayed Draw)	1M	S +	6.60%	11.96%	3/31/2029		707	689	691	0.65
AgroFresh, Inc. (Revolver) (7)	1M	S +	6.60%	11.96%	3/31/2028		566	410	412	0.38
Airedale Newco Limited (8)	3M	SN +	6.25%	11.44%	12/22/2028	GBP	5,313	6,548	6,570	6.16
Airedale Newco Limited (Revolver) (7) (8)	3M	SN +	6.25%	11.44%	12/22/2028	GBP	781	(31)	(30)	(0.03)
Kandelium Group GmbH (8)	3M	S +	6.22%	11.59%	11/22/2030		1,926	1,870	1,870	1.75
Kandelium Group GmbH (8)	6M	E +	5.50%	9.55%	11/22/2030	EUR	3,024	3,196	3,240	3.04
Kandelium Group GmbH (Delayed Draw) (7) (8)	3M	S+	6.22%	11.59%	11/22/2030		1,284	(19)	(19)	(0.02)
								18,555	18,663	17.49

Commercial Services & Supplies
CI(MG) Intermediate, LLC	3M	S +	7.15%	12.53%	3/24/2028		2,053	1,993	1,993	1.87
CI(MG) Intermediate, LLC (Delayed Draw) (7)	3M	S +	7.15%	12.53%	3/24/2028		1,155	(34)	(34)	(0.03)
CI(MG) Intermediate, LLC (Revolver) (7)	3M	S +	7.15%	12.53%	3/24/2028		257	(7)	(7)	(0.01)
HEF Safety Ultimate Holdings, LLC	3M	S +	5.75%	11.10%	11/17/2029		2,066	2,015	2,015	1.89
HEF Safety Ultimate Holdings, LLC (Delayed Draw) (7)	3M	S +	5.75%	11.10%	11/17/2029		563	(7)	(7)	(0.01)
HEF Safety Ultimate Holdings, LLC (Revolver) (7)	3M	S +	5.75%	11.10%	11/17/2029		297	72	72	0.07
ZircoData Holdings Pty Ltd (6) (8)	3M	B +	7.25%	11.66%	5/3/2026	AUD	1,793	1,191	1,214	1.14
								5,223	5,246	4.92
Construction & Engineering
ADB Companies, LLC (6)	3M	S +	6.76%	12.11%	12/18/2025		2,767	2,733	2,696	2.53
ADB Companies, LLC	3M	S +	6.76%	12.14%	12/18/2025		520	509	507	0.47
Capital Construction, LLC	1M	S +	6.35%	11.69%	10/22/2026		925	909	912	0.85
Capital Construction, LLC (Delayed Draw)	1M	S +	6.35%	11.70%	10/22/2026		1,253	1,233	1,236	1.16
Capital Construction, LLC (Revolver) (7)	1M	S +	6.35%	11.69%	10/22/2026		222	19	19	0.02
Full Circle Fiber Operating LLC	6M	S +	7.25%	12.43%	12/16/2027		5,444	5,336	5,352	5.02
Safety Infrastructure Services Intermediate LLC	3M	S +	7.15%	12.50%	7/21/2028		2,168	2,124	2,133	2.00
Safety Infrastructure Services Intermediate LLC (Revolver) (7)	3M	S +	7.15%	12.50%	7/21/2028		455	82	83	0.08
								12,945	12,938	12.13
Containers & Packaging
Close The Loop Group USA, Inc.	3M	S +	6.90%	12.25%	10/26/2029		2,814	2,757	2,769	2.60
Close The Loop Group USA, Inc. (Delayed Draw) (7)	3M	S +	6.90%	12.25%	10/26/2029		358	(7)	(6)	(0.01)
Close The Loop Group USA, Inc. (Revolver) (7)	3M	S +	6.90%	12.25%	12/26/2029		589	(12)	(9)	(0.01)
Johns-Byrne LLC	3M	S +	6.25%	11.60%	8/31/2029		999	975	979	0.92
Johns-Byrne LLC (Delayed Draw) (7)	3M	S +	6.25%	11.60%	8/31/2029		267	(6)	(5)	(0.01)
Johns-Byrne LLC (Revolver) (7)	3M	S +	6.25%	11.60%	8/31/2029		134	(3)	(3)	—
Toledo AcquisitionCo Inc. (6)	3M	S +	6.65%	12.03%	8/21/2027		2,977	2,934	2,923	2.74
								6,638	6,648	6.23

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments (continued)

December 31, 2023

(in thousands)

	Reference					Par
	Rate and				Maturity	Amount/			Fair	% of
Investments(1) (10)	Spread			Interest Rate(2)	Date	Units		Cost(3)	Value	Net Assets
Investments—non-affiliated (continued)
Distributors
Delaware Valley Floral Group LLC	3M	S +	6.23%	11.57%	8/24/2028		$606	$593	$596	0.56%
Delaware Valley Floral Group LLC (Revolver) (7)	3M	S +	6.23%	11.57%	8/24/2028		327	(7)	(5)	(0.01)
								586	591	0.55
Electronic Equipment, Instruments & Components
Rochester Sensors, LLC	3M	S +	6.65%	12.00%	5/8/2028		6,694	6,548	6,575	6.16
Rochester Sensors, LLC (Revolver) (7)	3M	S +	6.65%	12.00%	5/8/2028		545	234	236	0.22
								6,782	6,811	6.38
Environmental & Facilities Services
Legend Buyer, Inc.	6M	S +	5.85%	11.03%	1/19/2029		1,123	1,099	1,104	1.03
Legend Buyer, Inc. (Revolver) (7)	6M	S +	5.85%	11.03%	1/19/2029		214	(4)	(4)	—
								1,095	1,100	1.03
Gas Utilities
Sail Energy, LLC	6M	S +	7.00%	12.18%	1/24/2028		1,161	1,142	1,146	1.07
Sail Energy, LLC (Delayed Draw)	6M	S +	7.00%	12.18%	1/24/2028		780	768	771	0.72
Sail Energy, LLC (Revolver) (7)	6M	S +	7.00%	12.18%	1/24/2028		381	(6)	(5)	—
								1,904	1,912	1.79
Health Care Equipment
Medical Device Inc.	3M	S +	6.60%	11.95%	7/11/2029		1,612	1,575	1,582	1.48
Medical Device Inc. (Revolver) (7)	3M	S +	6.60%	11.95%	7/11/2029		202	(5)	(4)	—
								1,570	1,578	1.48
Health Care Providers & Services
ADB Acquiror, Inc	3M	S +	7.65%	13.00%	5/12/2028		5,064	4,942	4,962	4.65
ADB Acquiror, Inc (Delayed Draw) (7)	3M	S +	7.65%	13.00%	5/12/2028		1,727	(41)	(35)	(0.03)
ADB Acquiror, Inc (Revolver) (7)	3M	S +	7.65%	13.00%	5/12/2028		455	(11)	(9)	(0.01)
								4,890	4,918	4.61
Human Resource & Employment Services
Pryor Learning, LLC	1M	S +	6.85%	12.21%	2/28/2028		1,886	1,851	1,857	1.74
Pryor Learning, LLC (Revolver) (7)	1M	S +	6.85%	12.21%	2/28/2028		203	(4)	(3)	—
								1,847	1,854	1.74
IT Consulting & Other Services
MajorKey Technologies Holdings LLC (6)	3M	S +	6.26%	11.64%	12/3/2026		2,820	2,793	2,792	2.62
								2,793	2,792	2.62
IT Services
Penncomp LLC	1M	S +	6.60%	11.96%	10/17/2028		3,718	3,633	3,633	3.40
Penncomp LLC (Delayed Draw) (7)	1M	S +	6.60%	11.96%	10/17/2028		1,183	(13)	(13)	(0.01)
Penncomp LLC (Revolver) (7)	1M	S +	6.60%	11.96%	10/17/2028		148	(3)	(3)	—
								3,617	3,617	3.39
Media
AOM Intermediate Holdco, LLC	3M	S +	6.90%	12.25%	8/22/2028		3,378	3,300	3,313	3.10
AOM Intermediate Holdco, LLC (Delayed Draw) (7)	3M	S +	6.90%	12.25%	8/22/2028		773	(18)	(15)	(0.01)
AOM Intermediate Holdco, LLC (Revolver) (7)	3M	S +	6.90%	12.25%	8/22/2028		258	(6)	(5)	—
Together Group Holdings PLC	3M	S +	7.90%	13.26%	4/6/2029		5,000	4,868	4,890	4.58
Together Group Holdings PLC (Delayed Draw) (7)	3M	S +	7.90%	13.26%	4/6/2029		273	(7)	(6)	(0.01)
								8,137	8,177	7.66
Pharmaceuticals
Quest Products, LLC (6)	1M	S +	7.10%	12.46%	6/19/2025		1,434	1,424	1,426	1.34
								1,424	1,426	1.34
Professional Services
HH Global Finance LTD (6)	6M	S +	6.43%	11.82%	2/25/2027		3,000	2,959	2,968	2.78
Prestige Employee Administrators, LLC (6)	3M	S +	6.15%	11.50%	12/31/2025		3,082	3,052	3,073	2.88
Tetris Bidco Limited (8)	3M	SN +	6.75%	11.94%	10/24/2029	GBP	2,149	2,543	2,660	2.50
Tetris Bidco Limited (Revolver) (7) (8)	3M	SN +	6.75%	11.94%	10/24/2029	GBP	263	(9)	(9)	(0.01)
								8,545	8,692	8.15
Software
Knowledge Support Systems, Inc. (6)	3M	S +	7.00%	11.80%	11/17/2029		1,663	1,626	1,627	1.52
								1,626	1,627	1.52
Trading Companies & Distributors
CPIG Holdco Inc.	3M	S +	7.10%	12.49%	4/28/2028		4,534	4,416	4,433	4.16
Entertainment Earth, LLC (6)	3M	S +	6.65%	12.00%	7/22/2027		2,924	2,881	2,860	2.68
								7,297	7,293	6.84
Total First Lien Debt								$100,588	$101,019	94.68%
Total Investments—non-affiliated								$100,588	$101,019	94.68%
Cash Equivalents
State Street Institutional Treasury Plus Money Market Fund (9)							14,052	14,052	14,052	13.17
Cash Equivalents								$14,052	$14,052	13.17%
Total Portfolio Investments and Cash Equivalent								$114,640	$115,071	107.85%
(1)	Unless otherwise indicated, issuers of debt investments held by the Company are denominated in USD. All debt investments are income producing unless otherwise indicated.

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

PGIM Private Credit Fund

Notes to Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

Note 1. Organization

PGIM Private Credit Fund (the “Company,” “we,” “us” or “our”) is a Delaware statutory trust formed on March 21, 2022. The Company currently invests and intends to continue investing primarily in privately placed floating rate leveraged (below investment grade) debt, including, but not limited to, senior secured, first lien, debt issuances in middle market companies primarily in the United States as well as up to 30% of its total assets in investments in other countries (primarily Canada, Europe, Australia and Latin America). The Company currently is majority-owned by Prudential Insurance Company of America (“PICA”), an affiliate of the Company and PGIM Investments LLC (“PGIM Investments,” or the “Manager” or the “Valuation Designee”). The Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), effective May 5, 2023. The Company also elected to be treated, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) for U.S. federal income tax purposes as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, the Valuation Designee, subject to oversight by the Board, has approved a multi-step valuation process each month, as described below:

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

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including original issue discount and upfront structuring fees (i.e., origination fees) received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and nine months ended September 30, 2024, the Company recorded $4,903 and $12,134 (dollar amounts in thousands), respectively, in interest income. For the three and nine months ended September 30, 2023, the Company recorded $2,635 and $5,309 (dollar amounts in thousands), respectively, in interest income.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. For the three and nine months ended September 30, 2024, the Company recorded $4 and $182 (dollar amounts in thousands), respectively, in dividend income. For the three and nine months ended September 30, 2023, the Company recorded $439 and $967 (dollar amounts in thousands), respectively, in dividend income.

Effective June 14, 2024, the Company changed its overnight cash sweep vehicle from an unaffiliated money market fund to the PGIM Core Ultra Short Bond Fund (the “Core Fund”), a series of Prudential Investment Portfolios 2, registered under the 1940 Act and managed by PGIM Investments. PGIM Investments and/or its affiliates are paid fees or reimbursed for providing their services to the Core Fund. For the three and nine months ended September 30, 2024, the Company recorded $19 and $22 (dollar amounts in thousands), respectively, in dividend income from affiliated investments. For the three and nine months ended September 30, 2023, there was no dividend income from affiliated investments recorded by the Company.

Fee Income

The Company may receive various fees in the ordinary course of business such as for consents, waivers and amendments, as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and nine months ended September 30, 2024, the Company recorded $68 and $177 (dollar amounts in thousands), respectively, in fee income. For both the three and nine months ended September 30, 2023, the Company recorded $50 (dollar amounts in thousands) in fee income.

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

Income Taxes

The Company elected to be regulated as a BDC under the 1940 Act effective May 5, 2023. The Company also elected to be treated, and intends to qualify annually thereafter, as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the financial statements of the Company.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations, and interpretations thereof. The Company had no material uncertain tax positions as of September 30, 2024 or December 31, 2023.

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

Note 3. Fees, Expenses, Agreements and Related Party Transactions

PGIM Investments, an indirect, wholly-owned subsidiary of Prudential and a registered investment adviser, is the Company’s investment manager. The Manager has engaged PGIM, an indirect, wholly-owned subsidiary of Prudential, as the Company’s subadviser. PGIM provides day-to-day management of the Company’s portfolio primarily through PGIM Private Capital (“PPC”), its dedicated private credit asset management business unit. As of August 12, 2024, the Board approved PGIM Fixed Income, the primary fixed income asset management unit of PGIM, to provide investment management services to the portion of the Company’s investments allocated to broadly syndicated loans. As of September 30, 2024, there are currently no assets in the Company managed by PGIM Fixed Income. The Manager is permitted to allocate portions of the Company’s portfolio to any of the business units within PGIM.

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

For the three and nine months ended September 30, 2024, the Company accrued management fees of $364 and $1,049 (dollar amounts in thousands), respectively, all of which was subject to waiver by the Manager. As of September 30, 2024, there were no management fees payable by the Company. For both the three and nine months ended September 30, 2023, the Company accrued management fees of $118 (dollar amounts in thousands), all of which was subject to waiver by the Manager. As of September 30, 2023, there were no management fees payable by the Company.

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

For the three and nine months ended September 30, 2024, the Company accrued income based incentive fees of $254 and $692 (dollar amounts in thousands), respectively, all of which were subject to waiver by the Manager. As of September 30, 2024, there were no incentive fees payable by the Company. For the three and nine months ended September 30, 2023, the Company accrued income based incentive fees of $212 and $397 (dollar amounts in thousands), respectively, all of which were subject to waiver by the Manager.

For the three and nine months ended September 30, 2024, the Company accrued capital gains incentive fees of $(3) and $66 (dollar amounts in thousands), respectively, all of which were subject to waiver by the Manager. As of September 30, 2024, there were no capital gains incentive fees payable by the Company. For the three and nine months ended September 30, 2023, there were no capital gains incentive fees recorded by the Company.

Sub-Advisory Fee

Pursuant to the amended and restated subadvisory agreement between the Manager and the Subadviser (the “Subadvisory Agreement”), the Manager pays a portion of the management fee and incentive fee it receives from the Company to the Subadviser. No advisory fees are paid by the Company directly to the Subadviser.

The Subadviser will receive an annual subadvisory fee, payable monthly in arrears by the Manager at an annual rate of 1.00% of the value of the Company’s net assets within the direct lending portion of the portfolio managed by the Subadviser as of the beginning of the first calendar day of the applicable month. For the first calendar month, net assets will be measured as the date that the Company first publicly sells shares to a person or entity other than the Manager or its affiliates. In addition, the Manager will pay the Subadviser a fee in the amount of 75% of the incentive fee received by the Manager from the Company pursuant to the Management Agreement.

During the Waiver Period, the Company will not bear the cost of the management fee, incentive fee or subadvisory fee. Accordingly, no subadvisory fee was payable by the Manager to the Subadviser for the three and nine months ended September 30, 2024 and 2023.

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

Intermediary Manager Agreement

The Company entered into an amended and restated intermediary manager agreement with Prudential Investment Management Services, LLC (“PIMS” or the “Distributor”), an affiliate of the Manager, who will be principal underwriter and distributor of the Common Shares. The Distributor will be entitled to receive shareholder servicing and/or distribution fees with respect to the Class S and Class D Shares on an annualized basis as a percentage of the NAV for such class, subject to the inception of each class. The shareholder servicing and/or distribution fees will be paid monthly in arrears at an annual rate of 0.85% and 0.25% for Class S and D respectively, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month. No distribution and/or shareholder servicing fees will be paid with respect to Class I. For the three and nine months ended September 30, 2024, the Company accrued servicing and/or distribution fees of less than $500 which were attributable to Class S and Class D Shares, respectively. For the three and nine months ended September 30, 2023, the Company accrued servicing and/or distribution fees of less than $500 which were attributable to Class S and Class D Shares, respectively.

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

For the three months ended September 30, 2024, the Company accrued transfer agent’s fees and expenses of $23, $15 and $31 (dollar amounts in thousands), and for the nine months ended September 30, 2024, the Company accrued transfer agent’s fees and expenses of $45, $33 and $60 (dollar amounts in thousands), for Class I, Class S and Class D Shares, respectively. For the three months ending September 30, 2023, the Company accrued transfer agent’s fees and expenses of $44, $5 and $5 (dollar amounts in thousands), and for the nine months ended September 30, 2023, the Company accrued transfer agent’s fees and expenses of $122, $5 and $5 (dollar amounts in thousands), for Class I, Class S and Class D Shares, respectively. As of September 30, 2024 and December 31, 2023, there were $4 and $16 (dollar amounts in thousands), respectively, of transfer agent’s fees payable by the Company.

Expense Limitation and Reimbursement Agreement

Pursuant to an expense limitation and reimbursement agreement by and among the Company and the Manager, for three years from May 5, 2023, the effective date of the Company’s registration statement (the “ELRA Period”), the Manager has contractually agreed to waive its fees and/or reimburse expenses of the Company so that the Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). The Company has agreed to repay these amounts, when and if requested by the Manager, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Manager waived or reimbursed such fees or expenses. This arrangement cannot be terminated without the consent of the Board prior to the end of the ELRA Period. “Specified Expenses” includes all expenses incurred in the business of the Company, including organizational and offering costs (excluding the organizational and offering expenses relating to the initial sale of Class S, Class D and Class I Common Shares), with the following exceptions: (i) the management fee, (ii) the incentive fee, (iii) the shareholder servicing and/or distribution fee, (iv) brokerage costs or other investment-related out-of-pocket expenses, (v) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vi) taxes, and (vii) extraordinary expenses (as determined in the sole discretion of the Manager). Prior to the Company’s election of BDC status, the Manager agreed to voluntarily enact the above-described expense limitation. Accordingly, such expense reimbursement is reflected on the Statements of Operations for the nine months ended September 30, 2024 and 2023. Certain other expenses may be paid by the Manager, subject to the Manager’s sole discretion. The Company will not be required to repay such amounts to the Manager.

The following table represents a summary of Expense Payments and the related Reimbursement Payments since the Company’s commencement of operations (dollar amounts in thousands):

	Expense	Reimbursement	Unreimbursed	Effective Rate of	Reimbursement	Operating
	Payments by	Payments to	Expense	Distribution per	Eligibility	Expense
For the Quarters Ended	Manager	Manager	Payments	Common Share (1)	Expiration	Ratio (2)
December 31, 2022	$89	$—	$89	0.00%	December 31, 2025	0.78%
March 31, 2023	78	—	78	0.00%	March 31, 2026	0.19%
June 30, 2023	285	—	285	0.00%	June 30, 2026	0.37%
September 30, 2023	1,029	—	1,029	0.00%	September 30, 2026	1.01%
December 31, 2023	1,227	—	1,227	10.94%	December 31, 2026	1.33%
March 31, 2024	795	—	795	10.90%	March 31, 2027	0.81%
June 30, 2024	953	—	953	10.85%	June 30, 2027	0.96%
September 30, 2024	511	—	511	14.18%	September 30, 2027	0.56%
	$4,967	$—	$4,967
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

PGIM Investments, PGIM, PIMS, and PMFS are indirect, wholly-owned subsidiaries of Prudential.

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

Effective June 14, 2024, the Company changed its overnight cash sweep vehicle from an unaffiliated money market fund to the Core Fund, a series of Prudential Investment Portfolios 2, registered under the 1940 Act and managed by PGIM Investments. PGIM Investments and/or its affiliates are paid fees or reimbursed for providing their services to the Core Fund. In addition to the realized and unrealized gains on investments in the Core Fund, earnings from such investments are disclosed on the Statement of Operations as “Dividend income from affiliated investments.”

Co-Investment Relief

The Company has received exemptive relief that allows the Company to co-invest in certain transactions with certain affiliates of the Manager. The relief permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Manager and certain funds managed and controlled by the Manager and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Board has established criteria (“Board Criteria”) clearly defining co-investment opportunities in which the Company will have the opportunity to participate with one or more other public or private PGIM funds and managed accounts that target similar assets. If an investment falls within the Board Criteria, PGIM must offer an opportunity for the Company to participate. The Company may participate or may not participate, depending on whether PGIM determines that the investment is appropriate for the Company (e.g., based on investment strategy). If PGIM determines that such investment is not appropriate for us, the investment will not be allocated to us, but PGIM will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly Board meeting.

Note 4. Investments

As of September 30, 2024 and December 31, 2023, the composition of the Company’s investment portfolio at cost and fair value was as follows (dollar amounts in thousands):

	September 30, 2024
			Percentage of
			Total Investments
	Cost	Fair value	at Fair Value
First Lien Debt	$171,622	$172,864	100.00%
Total	$171,622	$172,864	100.00%

	December 31, 2023
			Percentage of
			Total Investments
	Cost	Fair value	at Fair Value
First Lien Debt	$100,588	$101,019	100.00%
Total	$100,588	$101,019	100.00%

As of September 30, 2024 and December 31, 2023, the industry composition of investments at fair value was as follows:

	September 30, 2024	December 31, 2023
Chemicals	11.49%	18.48%
Construction & Engineering	10.09%	12.81%
Containers & Packaging	8.85%	6.58%
Building Products	8.63%	—%
Health Care Providers & Services	7.47%	4.87%
Diversified Consumer Services	6.28%	—%
Professional Services	5.46%	8.61%
Commercial Services & Supplies	5.11%	5.19%
Media	5.00%	8.10%
Food Products	4.85%	—%
Trading Companies & Distributors	4.13%	7.22%
Electronic Equipment, Instruments & Components	4.08%	6.74%
Paper & Forest Products	2.96%	—%
IT Services	2.33%	3.58%
Aerospace & Defense	2.03%	—%
Household Products	1.98%	—%
Beverages	1.70%	2.93%
IT Consulting & Other Services	1.38%	2.76%
Business Services	1.27%	2.15%
Gas Utilities	1.09%	1.89%
Human Resource & Employment Services	1.02%	1.84%
Software	0.95%	1.61%
Health Care Equipment	0.91%	1.56%
Environmental & Facilities Services	0.65%	1.09%
Distributors	0.29%	0.58%
Pharmaceuticals	—%	1.41%
Total	100.00%	100.00%

As of September 30, 2024 and December 31, 2023, the geographic composition of investments at cost and fair value was as follows (dollar amounts in thousands):

	September 30, 2024
			% of Total
			Investments at
Country	Cost	Fair Value	Fair Value
United States	$147,815	$148,103	85.68%
United Kingdom	9,297	9,893	5.72%
France	6,326	6,424	3.72%
Germany	3,437	3,508	2.03%
Spain	3,279	3,419	1.98%
Australia	1,131	1,165	0.67%
Netherlands	337	352	0.20%
Total	$171,622	$172,864	100.00%

	December 31, 2023
			% of Total
			Investments at
Country	Cost	Fair Value	Fair Value
United States	$85,299	$85,523	84.66%
United Kingdom	9,051	9,191	9.10%
Australia	1,191	1,214	1.20%
France	5,047	5,091	5.04%
Total	$100,588	$101,019	100.00%

As of September 30, 2024 and December 31, 2023, no loans in the portfolio were on non-accrual status.

As of September 30, 2024 and December 31, 2023, on a fair value basis, all performing debt investments bore interest at a floating rate.

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

The following is a summary of the inputs used as of September 30, 2024 and December 31, 2023 in valuing such financial instruments (dollar amounts in thousands):

	September 30, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$172,864	$172,864
Cash Equivalents	8,012	—	—	8,012
Total	$8,012	$—	$172,864	$180,876
Unrealized appreciation (depreciation) on OTC forward foreign currency exchange contracts*	$—	$(763)	$—	$(763)

	December 31, 2023
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$101,019	$101,019
Cash Equivalents	14,052	—	—	14,052
Total	$14,052	$—	$101,019	$115,071
Unrealized appreciation (depreciation) on OTC forward foreign currency exchange contracts*	$—	$(282)	$—	$(282)
*	Represents derivative instruments not reflected in the Schedule of Investments, which are recorded at the unrealized appreciation (depreciation) on the instrument.

The following table presents the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value (dollar amounts in thousands):

	First Lien
	Debt - Total Investments
	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Fair value, beginning of period	$129,664	$101,019
Purchases of investments	46,330	78,447
Proceeds from principal repayments	(4,304)	(7,990)
Accretion of discount/amortization of premium	270	561
Net realized gain (loss)	8	16
Net change in unrealized appreciation (depreciation)	896	811
Fair value, end of period	$172,864	$172,864
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2024	$896	$811

	First Lien
	Debt - Total Investments
	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Fair value, beginning of period	$74,548	$8,486
Purchases of investments	9,833	76,753
Proceeds from principal repayments	(606)	(1,704)
Accretion of discount/amortization of premium	116	243
Net realized gain (loss)	—	—
Net change in unrealized appreciation (depreciation)	53	166
Fair value, end of period	$83,944	$83,944
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2023	$53	$166

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value (dollar amounts in thousands).

	Fair Value as of			Range	Directional Impact
	September 30,	Valuation Approach/	Unobservable	(Weighted	on Fair Value
	2024(1)	Methodology	Input(s)	Average)*	from Input Increase**
Assets:
First Lien Debt	$129,685	Income/Discounted Cash Flow	Discount Rate	8.75% - 14.50% (11.07%)	Decrease
*	Represents the weighted average of each significant unobservable input range at the investment level by fair value.
**

Represents the directional change in the fair value of the Level 3 investments that would result in an increase from the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Altering one or more unobservable inputs may result in a significant change to a Level 3 security’s fair value measurement.

(1)

As of September 30, 2024, included within the fair value of Level 3 assets of $172,864 is an amount of $43,179 for which the Manager did not develop the unobservable inputs (examples include recent transaction prices).

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

Fair value of derivative instruments as of September 30, 2024 as presented in the Statements of Assets and Liabilities (dollar amounts in thousands):

Asset Derivatives			Liability Derivatives
Derivative not
accounted for as			Statement of Assets
hedging instruments,	Statement of Assets	Fair	and Liabilities	Fair
carried at fair value	and Liabilities Location	Value	Location	Value
Foreign exchange contracts	Unrealized appreciation on OTC forward foreign currency exchange contracts	$—	Unrealized depreciation on OTC forward foreign currency exchange contracts	$763

Fair value of derivative instruments as of December 31, 2023 as presented in the Statements of Assets and Liabilities (dollar amounts in thousands):

Asset Derivatives			Liability Derivatives
Derivative not
accounted for as			Statement of Assets
hedging instruments,	Statement of Assets	Fair	and Liabilities	Fair
carried at fair value	and Liabilities Location	Value	Location	Value
Foreign exchange contracts	Unrealized appreciation on OTC forward foreign currency exchange contracts	$—	Unrealized depreciation on OTC forward foreign currency exchange contracts	$282

The effects of derivative instruments on the Statements of Operations for the three and nine months ended September 30, 2024 are as follows (dollar amounts in thousands):

Amount of Realized Gain (Loss) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Foreign exchange contracts	$16	$(55)
Total	$16	$(55)

Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Foreign exchange contracts	$(979)	$(481)
Total	$(979)	$(481)

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

For the three and nine months ended September 30, 2024, the Company’s average volume of derivative activities is as follows (dollar amounts in thousands):

	Average Volume of Derivative Activities*
	Three Months Ended	Nine Months Ended
Derivative Contract Type	September 30, 2024	September 30, 2024
Forward Foreign Currency Exchange Contracts - Sold (1)	22,758	20,783
Forward Foreign Currency Exchange Contracts - Purchased (1)	8	6
*	Average volume is based on average quarter end balance as noted for the three and nine months ended September 30, 2024.
(1)	Value at Settlement Date

For the three and nine months ended September 30, 2023, the Company’s average volume of derivative activities is as follows (dollar amounts in thousands):

	Average Volume of Derivative Activities*
	Three Months Ended	Nine Months Ended
Derivative Contract Type	September 30, 2023	September 30, 2023
Forward Foreign Currency Exchange Contracts - Sold (1)	2,087	1,613
*	Average volume is based on average quarter end balance as noted for the three and nine months ended September 30, 2023.
(1)	Value at Settlement Date

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

Offsetting of OTC derivative assets and liabilities as of September 30, 2024 (dollar amounts in thousands):

	Gross Amounts of	Gross Amounts of	Net Amounts of
	Recognized	Recognized	Recognized	Collateral
Counterparty	Assets(1)	Liabilities(1)	Assets/(Liabilities)	Pledged/(Received)(2)	Net Amount
Macquarie Bank Limited	$—	$(763)	$(763)	$—	$(763)
	$—	$(763)	$(763)	$—	$(763)
(1)	Includes unrealized appreciation/(depreciation) on forwards as represented on the Statement of Assets and Liabilities.
(2)	Collateral amount disclosed by the Company is limited to the Company’s OTC derivative exposure by counterparty.

Offsetting of OTC derivative assets and liabilities as of December 31, 2023 (dollar amounts in thousands):

	Gross Amounts of	Gross Amounts of	Net Amounts of
	Recognized	Recognized	Recognized	Collateral
Counterparty	Assets(1)	Liabilities(1)	Assets/(Liabilities)	Pledged/(Received)(2)	Net Amount
Macquarie Bank Limited	$—	$(282)	$(282)	$—	$(282)
	$—	$(282)	$(282)	$—	$(282)
(1)	Includes unrealized appreciation/(depreciation) on forwards as represented on the Statement of Assets and Liabilities.
(2)	Collateral amount disclosed by the Company is limited to the Company’s OTC derivative exposure by counterparty.

Financial Instruments disclosed but not carried at fair value

The following tables present the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2024 and December 31, 2023, and the level of each financial liability within the fair value hierarchy (dollar amounts in thousands):

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility	$68,400	$68,400	$—	$—

	September 30, 2024	December 31, 2023
Level 1	$—	$—
Level 2	—	—
Level 3	68,400	—
Total debt	$68,400	$—

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

The initial principal amount of the Revolving Credit Facility is $150 million. The Revolving Credit Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Revolving Credit Facility to up to $350 million. All amounts outstanding under the Revolving Credit Facility must be repaid by the date that is five years after the closing date of the Revolving Credit Facility. As of September 30, 2024 and December 31, 2023, the Company had an aggregate amount of $68.4 million and $0 of debt outstanding and the asset coverage ratio was 271.3% and 0%, respectively.

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

The Company’s debt obligations consisted of the following as of September 30, 2024 and December 31, 2023 (dollar amounts in thousands):

	September 30, 2024	December 31, 2023
Total Commitment	$150,000	$150,000
Amount Outstanding (1)	68,400	—
Unused Portion (2)	81,600	150,000
Amount Available (3)	58,239	65,881
(1)	Amount outstanding on the Statements of Assets and Liabilities are net of deferred financing costs.
(2)	The unused portion is the amount upon which commitment fees are based.
(3)	The amount available reflects any limitations related to the credit facility’s borrowing base.

The components of total interest expense were as follows (dollar amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Borrowings interest expense	$827	$—	$1,138	$—
Facility unused fee	104	—	373	—
Amortization of financing costs and debt issuance costs	61	—	181	—
Total interest expense	$992	$—	$1,692	$—
Average debt borrowings	$41,472	$—	$20,593	$—
Average interest rates on borrowings	7.89%	—	7.80%	—

Senior Securities

The following is information about the Company’s senior securities as of the dates indicated in the below table (dollar amounts in thousands):

		Asset	Involuntary
	Total Amount	Coverage per	Liquidating Preference	Average Market
Class and Year	Outstanding (1)	Unit (2)	Per Unit (3)	Value Per Unit (4)
Revolving Credit Facility
September 30, 2024	$68,400	$3	—	N/A
June 30, 2024	20,400	7	—	N/A
March 31, 2024	6,700	17	—	N/A
December 31, 2023	—	—	—	N/A
(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. The asset coverage ratio with respect to indebtedness is multiplied by $1,000 to determine the Asset Coverage Per Unit.
(3)	The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it. The “—” in this column indicates that the Securities and Exchange Commission (“SEC”) expressly does not require this information to be disclosed for certain types of senior securities.
(4)	The Company’s senior securities are not registered for public trading.

Note 7. Commitments and Contingencies

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which requires the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2024 and December 31, 2023, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $21,654 and $13,523 (dollar amounts in thousands), respectively.

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

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024, the Company was not involved in any material legal proceedings.

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

In November 2023, PGIM Strategic Investments, Inc. transferred beneficial ownership of Class I Common Shares to PICA. As of September 30, 2024, the Company has 4,690,788, 447 and 451 of Class I, Class S and Class D Shares issued and outstanding, respectively, all of which is 99.0% owned by PICA.

The following table summarizes transactions with respect to the Common Shares during the nine months ended September 30, 2024 and 2023 (dollars in thousands except share amounts):

	September 30, 2024
	Class I		Class S		Class D
	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	43,520	$1,078	—	$—	—	$—
Shares/gross proceeds from the private placements	—	—	—	—	—	—
Share transfers between classes	—	—	—	—	—	—
Reinvestment of distribution	324,903	8,067	66	2	69	2
Repurchased Shares	—	—	—	—	—	—
Net Increase (decrease)	368,423	$9,145	66	$2	69	$2

September 30, 2023
	Class I		Class S		Class D
	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	3,818,777	$97,425	382	$10	382	$10
Shares/gross proceeds from the private placements	—	—	—	—	—	—
Share transfers between classes	—	—	—	—	—	—
Reinvestment of distribution	—	—	—	—	—	—
Repurchased Shares	—	—	—	—	—	—
Net Increase (decrease)	3,818,777	$97,425	382	$10	382	$10

Net Asset Value per Share

The Company determines NAV for each class of Shares each month as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e., the prior month-end NAV). The following table presents each month-end NAV per share for Class I, Class S and Class D Common Shares during the nine months ended September 30, 2024 and 2023:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 2024	$24.70	$25.14	$25.14
February 2024	24.73	25.17	25.16
March 2024	24.78	25.22	25.21
April 2024	24.78	25.22	25.22
May 2024	24.82	25.26	25.25
June 2024	24.89	25.34	25.33
July 2024	24.93	25.38	25.36
August 2024	25.01	25.47	25.45
September 2024	24.97	25.43	25.41

	NAV Per Share
For the Months Ended	Class I	Class S*	Class D*
January 2023	$25.31	$—	$—
February 2023	25.46	—	—
March 2023	25.61	—	—
April 2023	25.75	—	—
May 2023	25.98	—	—
June 2023	26.20	—	—
July 2023	26.43	26.42	26.43
August 2023	26.68	26.65	26.68
September 2023	26.92	26.87	26.91

*Class S and Class D Shares commenced operations on July 3, 2023.

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

The Board authorizes and declares monthly distribution amounts per share of Class I, Class S and Class D Common Shares. The following tables summarize the Company’s distributions declared during the nine months ended September 30, 2024 (dollar amounts in thousands except per share):

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 27, 2024	$0.22500	$972
February 23, 2024	February 29, 2024	March 27, 2024	0.22500	986
March 22, 2024	March 28, 2024	April 26, 2024	0.22500	995
April 22, 2024	April 30, 2024	May 29, 2024	0.22500	1,009
May 22, 2024	May 31, 2024	June 26, 2024	0.22500	1,018
June 21, 2024	June 28, 2024	July 29, 2024	0.22500	1,026
July 22, 2024	July 29, 2024	August 30, 2024	0.22500	1,036
August 22, 2024	August 29, 2024	September 30, 2024	0.22500	1,045
September 27, 2024	September 30, 2024	October 31, 2024	0.29478	1,383

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 27, 2024	$0.20680	$—	*
February 23, 2024	February 29, 2024	March 27, 2024	0.20680	—	*
March 22, 2024	March 28, 2024	April 26, 2024	0.20680	—	*
April 22, 2024	April 30, 2024	May 29, 2024	0.20680	—	*
May 22, 2024	May 31, 2024	June 26, 2024	0.20680	—	*
June 21, 2024	June 28, 2024	July 29, 2024	0.20680	—	*
July 22, 2024	July 29, 2024	August 30, 2024	0.20680	—	*
August 22, 2024	August 29, 2024	September 30, 2024	0.20680	—	*
September 27, 2024	September 30, 2024	October 31, 2024	0.27655	—	*

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 27, 2024	$0.22100	$—	*
February 23, 2024	February 29, 2024	March 27, 2024	0.22100	—	*
March 22, 2024	March 28, 2024	April 26, 2024	0.22100	—	*
April 22, 2024	April 30, 2024	May 29, 2024	0.22100	—	*
May 22, 2024	May 31, 2024	June 26, 2024	0.22100	—	*
June 21, 2024	June 28, 2024	July 29, 2024	0.22100	—	*
July 22, 2024	July 29, 2024	August 30, 2024	0.22100	—	*
August 22, 2024	August 29, 2024	September 30, 2024	0.22100	—	*
September 27, 2024	September 30, 2024	October 31, 2024	0.28963	—	*
*	Less than $500

For the nine months ended September 30, 2023, the Company did not make any distributions as a disregarded entity.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan, pursuant to which all cash dividends declared by the Board on behalf of shareholders who do not elect to receive their dividends in cash as provided below will be reinvested into additional Common Shares. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then shareholders who have not opted out of the distribution reinvestment plan will have their cash distributions automatically reinvested in additional Common Shares, rather than receiving the cash dividend or other distribution. Distributions on fractional Common Shares will be credited to each participating shareholder’s account to three decimal places.

The following tables reflect the Common Shares issued pursuant to the dividend reinvestment plan for the nine months ended September 30, 2024:

Class I
Declaration Date	Record Date	Payment Date	Shares Issued
December 22, 2023	December 29, 2023	January 20, 2024	107
January 24, 2024	January 31, 2024	February 27, 2024	39,375
February 23, 2024	February 29, 2024	March 27, 2024	39,869
March 22, 2024	March 28, 2024	April 26, 2024	40,151
April 22, 2024	April 30, 2024	May 29, 2024	40,516
May 22, 2024	May 31, 2024	June 26, 2024	40,818
June 21, 2024	June 28, 2024	July 29, 2024	41,073
July 22, 2024	July 29, 2024	August 30, 2024	41,377
August 22, 2024	August 29, 2024	September 30, 2024	41,617

Class S
Declaration Date	Record Date	Payment Date	Shares Issued
December 22, 2023	December 29, 2023	January 20, 2024	38
January 24, 2024	January 31, 2024	February 27, 2024	3
February 23, 2024	February 29, 2024	March 27, 2024	3
March 22, 2024	March 28, 2024	April 26, 2024	3
April 22, 2024	April 30, 2024	May 29, 2024	4
May 22, 2024	May 31, 2024	June 26, 2024	4
June 21, 2024	June 28, 2024	July 29, 2024	4
July 22, 2024	July 29, 2024	August 30, 2024	4
August 22, 2024	August 29, 2024	September 30, 2024	4

Class D
Declaration Date	Record Date	Payment Date	Shares Issued
December 22, 2023	December 29, 2023	January 20, 2024	38
January 24, 2024	January 31, 2024	February 27, 2024	4
February 23, 2024	February 29, 2024	March 27, 2024	4
March 22, 2024	March 28, 2024	April 26, 2024	4
April 22, 2024	April 30, 2024	May 29, 2024	4
May 22, 2024	May 31, 2024	June 26, 2024	3
June 21, 2024	June 28, 2024	July 29, 2024	4
July 22, 2024	July 29, 2024	August 30, 2024	4
August 22, 2024	August 29, 2024	September 30, 2024	4

For the nine months ended September 30, 2023, no Common Shares were issued pursuant to the distribution reinvestment plan.

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables present the sources of cash distributions on a U.S. GAAP basis that the Company has declared on Common Shares during the nine months ended September 30, 2024 (dollar amounts in thousands except per share):

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.09	$9,470	$1.93	$1	$2.06	$1
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—

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

For the nine months ended September 30, 2024, no share repurchases were completed by the Company.

Note 9. Financial Highlights

The following are the financial highlights for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
	Class I	Class I
Per Share Operating Performance:(1)
Net asset value, beginning of period	$24.68	$25.09
Income from investment operations:
Net investment income (loss)(2)	2.33	1.81
Net realized and unrealized gains (losses)	0.05	0.02
Net increase (decrease) in net investment operations	2.38	1.83
Distributions declared:
From net investment income	(2.09)	—
Total distributions declared	(2.09)	—
Total increase (decrease) in net assets	0.29	1.83
Net asset value, end of period	$24.97	$26.92
Total Return(3)	10.03%	7.29%
Ratios and supplemental data:
Net assets, end of period (000’s)	$117,128	$115,422
Average number of Common Shares outstanding, end of period	4,483,481	3,314,240
Ratio of gross expenses to average net assets(4)	7.23%	3.51%
Ratio of waivers to average net assets(4)	(4.75)%	(3.01)%
Ratio of net expenses to average net assets(4)(6)	2.48%	0.50%
Ratio of net investment income (loss) to average net assets(4)	12.49%	9.53%
Portfolio turnover rate(5)	6.25%	0%
Asset coverage ratio	271.27%	—%
(1)	Selected data for a Net Asset Value per share outstanding throughout the period.
(2)	Calculated based on average shares outstanding during the period.
(3)	Total return based on net asset value calculated as the change in Net Asset Value per share during the respective periods, assuming distributions, if any, are reinvested on the effects of the performance of the Company during the period.
(4)	Annualized.
(5)	The Company’s portfolio turnover rate is calculated in accordance with regulatory requirements, without regard to transactions involving short – term investments and certain derivatives. If such transactions were included, the Company’s portfolio turnover rate may be higher.
(6)	Includes interest expense from the Revolving Credit Facility of 1.98% and 0.00% which is being excluded from the Company’s contractual waiver for the nine months ended September 30, 2024 and 2023, respectively.

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
	Class S	Class S(7)
Per Share Operating Performance:(1)
Net asset value, beginning of period	$25.13	$26.20
Income from investment operations:
Net investment income (loss)(2)	2.19	0.65
Net realized and unrealized gains (losses)	0.04	0.02
Net increase (decrease) in net investment operations	2.23	0.67
Distributions declared:
From net investment income	(1.93)	—
Total distributions declared	(1.93)	—
Total increase (decrease) in net assets	0.30	0.67
Net asset value, end of period	$25.43	$26.87
Total Return (3)	9.19%	2.56%
Ratios and supplemental data:
Net assets, end of period (000’s)	$11	$10
Average number of Common Shares outstanding, end of period	428	382
Ratio of gross expenses to average net assets(4)	414.53%	202.42%
Ratio of waivers to average net assets(4)	(411.20)%	(201.07)%
Ratio of net expenses to average net assets(4) (6)	3.33%	1.35%
Ratio of net investment income (loss) to average net assets(4)	11.57%	9.90%
Portfolio turnover rate(5)	6.25%	0%
Asset coverage ratio	271.27%	—%
(1)	Selected data for a Net Asset Value per share outstanding throughout the period.
(2)	Calculated based on average shares outstanding during the period.
(3)	Total return does not consider the effects of sales loads, if any. Total return based on net asset value calculated as the change in Net Asset Value per share during the respective periods, assuming distributions, if any, are reinvested on the effects of the performance of the Company during the period.
(4)	Annualized.
(5)	The Company’s portfolio turnover rate is calculated in accordance with regulatory requirements, without regard to transactions involving short-term investments and certain derivatives. If such transactions were included, the Company’s portfolio turnover rate may be higher.
(6)	Includes interest expense from the Revolving Credit Facility of 1.98% and 0.00% which is being excluded from the Company’s contractual waiver for the nine months ended September 30, 2024 and 2023, respectively.
(7)	Class S commenced operation on July 3, 2023.

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
	Class D	Class D(6)
Per Share Operating Performance:(1)
Net asset value, beginning of period	$25.13	$26.20
Income from investment operations:
Net investment income (loss)(2)	2.30	0.69
Net realized and unrealized gains (losses)	0.04	0.02
Net increase (decrease) in net investment operations	2.34	0.71
Distributions declared:
From net investment income	(2.06)	—
Total distributions declared	(2.06)	—
Total increase (decrease) in net assets	0.28	0.71
Net asset value, end of period	$25.41	$26.91
Total Return(3)	9.65%	2.71%
Ratios and supplemental data:
Net assets, end of period (000’s)	$11	$10
Average number of Common Shares outstanding, end of period	430	382
Ratio of gross expenses to average net assets(4)	743.89%	201.67%
Ratio of waivers to average net assets(4)	(741.16)%	(200.92)%
Ratio of net expenses to average net assets(4)(6)	2.73%	0.75%
Ratio of net investment income (loss) to average net assets(4)	12.16%	10.49%
Portfolio turnover rate(5)	6.25%	0%
Asset coverage ratio	271.27%	—%
(1)	Selected data for a Net Asset Value per share outstanding throughout the period.
(2)	Calculated based on average shares outstanding during the period.
(3)	Total return does not consider the effects of sales loads, if any. Total return based on net asset value calculated as the change in Net Asset Value per share during the respective periods, assuming distributions, if any, are reinvested on the effects of the performance of the Company during the period.
(4)	Annualized.
(5)	The Company’s portfolio turnover rate is calculated in accordance with regulatory requirements, without regard to transactions involving short-term investments and certain derivatives. If such transactions were included, the Company’s portfolio turnover rate may be higher.
(6)	Includes interest expense from the Revolving Credit Facility of 1.98% and 0.00% which is being excluded from the Company’s contractual waiver for the nine months ended September 30, 2024 and 2023, respectively.
(7)	Class D commenced operation on July 3, 2023.

Note 10. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the financial statements as of September 30, 2024, except as discussed below.

On October 25, 2024, the Company declared a distribution of $0.33638 per Class I Share, $0.31874 per Class S Share, and $0.33141 per Class D Share which is payable on November 26, 2024 to shareholders of record as of October 31, 2024.

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

Overview and Investment Framework

The Company is a recently organized, externally managed, non-diversified closed-end management investment company with limited operating history that has elected to be regulated as a BDC under the 1940 Act effective May 5, 2023. Formed as a Delaware statutory trust on March 21, 2022, we are externally managed by the Manager. The Manager has delegated to the Subadviser responsibility for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring the Company’s portfolio on an ongoing basis. The Company also elected to be treated, and intends to qualify annually, as a RIC under the Code.

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

PGIM Fixed Income will provide investment management services to the portion of the Company’s investments allocated to broadly syndicated loans.

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

Portfolio and Investment Activity

For the three months ended September 30, 2024 and 2023, we acquired $53.0 million and $10.7 million, respectively, aggregate principal amount of investments (including $8.9 million and $1.3 million, respectively, of unfunded commitments), all of which was first lien debt.

For the nine months ended September 30, 2024 and 2023, we acquired $85.4 million and $93.0 million, respectively, aggregate principal amount of investments (including $13.0 million and $7.4 million, respectively, of unfunded commitments), all of which was first lien debt.

The Company’s portfolio and investment activity for the three and nine months ended September 30, 2024 and 2023 are presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	First Lien
	Debt - Total Investments
	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Total Investments, beginning of period	$129,318	$100,588
Purchases of investments	46,330	78,447
Proceeds from principal repayment of investments	(4,304)	(7,990)
Amortization or accretion of discount on investments	270	561
Net realized gain (loss) on investments	8	16
Total investments, end of period	$171,622	$171,622

Number of Portfolio Companies	46	46

	First Lien
	Debt - Total Investments
	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Total Investments, beginning of period	$74,435	$8,486
Purchases of investments	9,833	76,753
Proceeds from principal repayment of investments	(606)	(1,704)
Amortization or accretion of discount on investments	116	243
Net realized gain (loss) on investments	—	—
Total investments, end of period	$83,778	$83,778

Number of Portfolio Companies	28	28

The weighted average yields of the Company’s investments as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Weighted average yield on debt and income producing investments, at cost (1)	11.89%	12.85%
Weighted average yield on debt and income producing investments, at fair value (1) (2)	11.80%	12.80%
Percentage of debt investments bearing a floating rate (2)	100.0%	100.0%
Percentage of debt investments bearing a fixed rate (2)	0.0%	0.0%
(1)	Computed as (a) effective interest rates as of each respective date plus the annual accretion of discounts or less the annual amortization of premiums, as applicable, on accruing debt included in such securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)	Measured on a fair value basis and excludes investments on non-accrual status, if any.

The Company’s investments as of September 30, 2024 and December 31, 2023 consisted of the following (dollar amounts in thousands):

	September 30, 2024
			Percentage of
			Total Investments
	Cost	Fair value	at Fair Value
First Lien Debt	$171,622	$172,864	100.00%
Total	$171,622	$172,864	100.00%

Largest portfolio company investment	$11,816	$11,816	6.84%
Average portfolio company investment	$3,731	$3,758	2.17%

	December 31, 2023
			Percentage of
			Total Investments
	Cost	Fair value	at Fair Value
First Lien Debt	$100,588	$101,019	100.00%
Total	$100,588	$101,019	100.00%

Largest portfolio company investment	$6,991	$7,032	6.96%
Average portfolio company investment	$3,048	$3,061	3.03%

Results of Operations

Operating results for the three and nine months ended September 30, 2024 and 2023 were as follows (dollar amounts in thousands):

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
Investment income
From non-affiliated investments:
Interest income	$4,903		$2,635		$12,134		$5,309
Dividend income	4		439		182		967
Fee income	68		50		177		50
From affiliated investments:
Dividend Income	19		—		22		—
Total investment income	4,994		3,124		12,515		6,326

Expenses
Professional fees	373		770		1,769		996
Interest expense	992		—		1,692		—
Management fees	364		118		1,049		118
Income based incentive fees	254		212		692		397
Capital gains incentive fees	(3)		—		66		—
Custodian and accounting fees	87		48		238		138
Trustees’ fees	54		204		153		292
Transfer agent’s fees and expenses(**)	69		54		138		132
Shareholders’ reports	34		41		104		53
Blue sky fees	—		—		90		—
Pricing fees	27		39		79		66
Servicing and distribution fees	—	(*)	—	(*)	—	(*)	—	(*)
Other general & administrative	11		15		65		34
Total expenses	2,262		1,501		6,135		2,226
Expense reimbursement	(511)		(1,029)		(2,259)		(1,392)
Incentive fees waived	(251)		(212)		(758)		(397)
Management fees waived	(364)		(118)		(1,049)		(118)
Net expenses	1,136		142		2,069		319
Net investment income (loss)	3,858		2,982		10,446		6,007

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-affiliated investments transactions	8		—		16		—
Forward foreign currency contracts transactions	16		58		(55)		50
Foreign currency transactions	3		(1)		8		6
Net realized gain (loss)	27		57		(31)		56
Net change in unrealized appreciation (depreciation):
Non-affiliated investments	896		53		811		166
Forward foreign currency contracts	(979)		15		(481)		24
Foreign currency	29		(1)		29		(1)
Net change in unrealized appreciation (depreciation)	(54)		67		359		189
Net realized and unrealized gain (loss)	(27)		124		328		245
Net increase (decrease) in net assets resulting from operations	$3,831		$3,106		$10,774		$6,252
(*)	Less than $500
(**)

For the three and nine months ended September 30, 2024, $6 and $19, respectively, of affiliated expenses were included. For the three and nine months ended September 30, 2023,there were no affiliated expenses incurred by the Company.

Investment Income

For the three and nine months ended September 30, 2024, investment income was $5.0 million and $12.5 million, respectively, all of which was attributable to interest and fees on our debt investments, dividend income and fee income. The increase in investment income from the three and nine months ended September 30, 2023 was primarily due to an increase of $53.0 million and $85.4 million, respectively, aggregate principal amount of new investments acquired during the period.

For the three and nine months ended September 30, 2023, investment income was $3.1 million and $6.3 million, respectively, all of which was attributable to interest and fees on our debt investments and dividend income.

Expenses

Total expenses before expense reimbursement and incentive and management fee waivers for the three and nine months ended September 30, 2024 were $2.2 million and $6.1 million, respectively, consisting primarily of professional fees, income based incentive fees, capital gains incentive fees, blue sky fees management fees, custodian and accounting fees, trustees’ fees, transfer agent’s fees and expenses, interest expense, pricing fees, shareholder’s reports, and other general and administrative fees. The increase in total expenses from the three and nine months ended September 30, 2023 was primarily related to an increase in professional fees, interest expenses, management and incentive fees due to an increased cost of servicing a larger investment portfolio.

Total expenses before expense reimbursement and incentive fee waiver for the three and nine months ended September 30, 2023 were $1.5 million and $2.2 million, consisting primarily of income based incentive fees, custodian and accounting fees, trustees’ fees, pricing fees, professional fees, transfer agent’s fees and expenses, shareholder’s reports and other general and administrative fees.

The expense reimbursement amount represents the amount of expenses waived by the Manager in accordance with the Expense Limitation and Reimbursement Agreement.

For the three and nine months ended September 30, 2024, the Company accrued income based incentive fees of $254 thousand and $692 thousand, respectively, all of which were subject to waiver by the Manager. For the three and nine months ended September 30, 2023, the Company accrued income based incentive fees of $212 thousand and $397 thousand, respectively, all of which were subject to waiver by the Manager.

For the three and nine months ended September 30, 2024, the Company accrued capital gains incentive fees of $(3) thousand and $66 thousand, respectively, all of which were subject to waiver by the Manager. For the three and nine months ended September 30, 2023, there were no capital gains incentive fees recorded by the Company. As of September 30, 2024, there were no capital gains incentive fees payable by the Company.

For the three and nine months ended September 30, 2024, the Company accrued management fees of $364 thousand and $1,049 thousand, respectively, all of which were subject to waiver by the Manager. For both the three and nine months ended September 30, 2023, the Company accrued management fees of $118 thousand, all of which were subject to waiver by the Manager. As of September 30, 2024, there were no management fees payable by the Company.

Income Taxes, Including Excise Taxes

The Company elected to be treated as a RIC under the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long- term capital losses and (ii) its net tax-exempt income. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s shareholders and would not be reflected in the financial statements of the Company.

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

For the three and nine months ended September 30, 2024 and 2023, the Company did not incur any excise tax expense.

Net realized gain (loss) and Net change in unrealized appreciation (depreciation)

For the three and nine months ended September 30, 2024, the Company reported realized gains from foreign currency transactions of $3 thousand and $8 thousand, respectively, primarily as a result of fluctuations in the foreign currency. For the three and nine months ended September 30, 2024, the Company reported realized gains (losses) from forward foreign currency contracts of $16 thousand and $(55) thousand, respectively. For the three and nine months ended September 30, 2024, the Company reported realized gains from non-affiliated investments transactions of $8 thousand and $16 thousand, respectively.

For the three and nine months ended September 30, 2023, the Company reported realized gains (losses) from foreign currency transactions of $(1) thousand and $6 thousand, respectively. For the three and nine months ended September 30, 2023, the Company reported a realized gains from forward currency contracts of $58 thousand and $50 thousand, respectively. For the three and nine months ended September 30, 2023, the Company reported no realized gains from non-affiliated investments transactions.

For the three and nine months ended September 30, 2024, the Company reported unrealized appreciation from foreign currency of $29 thousand and $29, respectively. For the three and nine months ended September 30, 2024, the Company reported unrealized depreciation from forward foreign currency contracts of $(979) thousand and $(481) thousand, respectively. For the three and nine months ended September 30, 2024, the Company reported unrealized appreciation from non-affiliated investments transactions of $896 thousand and $811 thousand, respectively, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.

For the three and nine months ended September 30, 2023, the Company reported unrealized depreciation from foreign currency of $(1) thousand and $(1), respectively. For the three and nine months ended September 30, 2023, the Company reported unrealized appreciation from forward foreign currency contracts of $15 thousand and $24 thousand, respectively. For the three and nine months ended September 30, 2023, the Company reported unrealized appreciation from non-affiliated investments transactions of $53 thousand and $166 thousand, respectively, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.

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

The Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to Common Shares if asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On November 8, 2022, the Company’s sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. In addition, while any senior securities remain outstanding, the Company will be required to make provisions to prohibit any dividend distribution to shareholders or the repurchase of such securities or shares unless the Company meets the applicable asset coverage ratios at the time of the dividend distribution or repurchase. The Company also may be permitted to borrow amounts up to 5% of the value of the total assets for temporary or emergency purposes, which borrowings would not be considered senior securities. As of September 30, 2024 and December 31, 2023, the Company had an aggregate amount of $51.5 million and $0 of debt securities outstanding and the asset coverage ratio was 271.3% and 0%, respectively.

Pursuant to the Expense Limitation and Reimbursement Agreement, for three years from May 5, 2023, the effective date of the Company’s registration statement (the “ELRA Period”), the Manager has contractually agreed to waive its fees and/or reimburse expenses of the Company so that the Company’s Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). The Company has agreed to repay these amounts, when and if requested by the Manager, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Manager waived or reimbursed such fees or expenses. This arrangement cannot be terminated without the consent of the Board prior to the end of the ELRA Period. “Specified Expenses” includes all expenses incurred in the business of the Company, including organizational and offering costs (excluding the organizational and offering expenses relating to the initial sale of Class I, Class S and Class D Common Shares), with the following exceptions: (i) the management fee, (ii) the incentive fee, (iii) the shareholder servicing and/or distribution fee, (iv) brokerage costs or other investment-related out-of-pocket expenses, (v) dividend/ interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vi) taxes, and (vii) extraordinary expenses (as determined in the sole discretion of the Manager). Prior to the Company’s election of BDC status, the Manager agreed to voluntarily enact the above-described expense limitation.

As of September 30, 2024, the Company had $12.3 million in cash and cash equivalents, including foreign currency. During the nine months ended September 30, 2024, cash used in operating activities was $61.3 million, primarily as a result of purchasing portfolio investments of $78.4 million, partially offset by proceeds from repayment of investments of $7.9 million. Cash provided by financing activities was $57.3 million, primarily as a result of dividends paid in cash and borrowings under the Revolving Credit Facility.

As of September 30, 2023, the Company had $30.5 million in cash and cash equivalents, including foreign currency. During the nine months ended September 30, 2023, cash used in operating activities was $70.1 million, primarily as a result of purchasing portfolio investments of $76.7 million, partially offset by proceeds from repayment of investments of $1.7 million. Cash provided by financing activities was $97.4 million, primarily as a result of proceeds from the issuance of Common Shares.

Equity

The following tables summarize transactions with respect to the Common Shares for the three and nine months ended September 30, 2024 (dollars in thousands except share amounts):

	For the three months ended September 30, 2024
	Class I		Class S		Class D
	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	2,999	$75	—	$—	—	$—
Shares/gross proceeds from the private placements	—	—	—	—	—	—
Share transfers between classes	—	—	—	—	—	—
Reinvestment of distribution	124,067	3,093	11	1	12	1
Repurchased Shares	—	—	—	—	—	—
Net Increase (decrease)	127,066	$3,168	11	$1	12	$1

	For the nine months ended September 30, 2024
	Class I		Class S		Class D
	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	43,520	$1,078	—	$—	—	$—
Shares/gross proceeds from the private placements	—	—	—	—	—	—
Share transfers between classes	—	—	—	—	—	—
Reinvestment of distribution	324,903	8,067	66	2	69	2
Repurchased Shares	—	—	—	—	—	—
Net Increase (decrease)	368,423	$9,145	66	$2	69	$2

Distributions

The following tables summarize the Company’s distributions declared and payable for the nine months ended September 30, 2024 (dollars in thousands except per share amounts) by share class:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 27, 2024	$0.22500	$972
February 23, 2024	February 29, 2024	March 27, 2024	0.22500	986
March 22, 2024	March 28, 2024	April 26, 2024	0.22500	995
April 22, 2024	April 30, 2024	May 29, 2024	0.22500	1,009
May 22, 2024	May 31, 2024	June 26, 2024	0.22500	1,018
June 21, 2024	June 28, 2024	July 29, 2024	0.22500	1,026
July 22, 2024	July 29, 2024	August 30, 2024	0.22500	1,036
August 22, 2024	August 29, 2024	September 30, 2024	0.22500	1,045
September 27, 2024	September 30, 2024	October 31, 2024	0.29478	1,383

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 27, 2024	$0.20680	$—	*
February 23, 2024	February 29, 2024	March 27, 2024	0.20680	—	*
March 22, 2024	March 28, 2024	April 26, 2024	0.20680	—	*
April 22, 2024	April 30, 2024	May 29, 2024	0.20680	—	*
May 22, 2024	May 31, 2024	June 26, 2024	0.20680	—	*
June 21, 2024	June 28, 2024	July 29, 2024	0.20680	—	*
July 22, 2024	July 29, 2024	August 30, 2024	0.20680	—	*
August 22, 2024	August 29, 2024	September 30, 2024	0.20680	—	*
September 27, 2024	September 30, 2024	October 31, 2024	0.27655	—	*

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 27, 2024	$0.22100	$—	*
February 23, 2024	February 29, 2024	March 27, 2024	0.22100	—	*
March 22, 2024	March 28, 2024	April 26, 2024	0.22100	—	*
April 22, 2024	April 30, 2024	May 29, 2024	0.22100	—	*
May 22, 2024	May 31, 2024	June 26, 2024	0.22100	—	*
June 21, 2024	June 28, 2024	July 29, 2024	0.22100	—	*
July 22, 2024	July 29, 2024	August 30, 2024	0.22100	—	*
August 22, 2024	August 29, 2024	September 30, 2024	0.22100	—	*
September 27, 2024	September 30, 2024	October 31, 2024	0.28963	—	*
*	Less than $500

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan, pursuant to which all cash dividends declared by the Board on behalf of shareholders who do not elect to receive their dividends in cash as provided below will be reinvested into additional Common Shares. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then shareholders who have not opted out of the distribution reinvestment plan will have their cash distributions automatically reinvested in additional Common Shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional Common Shares will be credited to each participating shareholder’s account to three decimal places. The following tables reflect the Common Shares issued pursuant to the dividend reinvestment plan for the nine months ended September 30, 2024:

Class I
Declaration Date	Record Date	Payment Date	Shares Issued
December 22, 2023	December 29, 2023	January 20, 2024	107
January 24, 2024	January 31, 2024	February 27, 2024	39,375
February 23, 2024	February 29, 2024	March 27, 2024	39,869
March 22, 2024	March 28, 2024	April 26, 2024	40,151
April 22, 2024	April 30, 2024	May 29, 2024	40,516
May 22, 2024	May 31, 2024	June 26, 2024	40,818
June 21, 2024	June 28, 2024	July 29, 2024	41,073
July 22, 2024	July 29, 2024	August 30, 2024	41,377
August 22, 2024	August 29, 2024	September 30, 2024	41,617

Class S
Declaration Date	Record Date	Payment Date	Shares Issued
December 22, 2023	December 29, 2023	January 20, 2024	38
January 24, 2024	January 31, 2024	February 27, 2024	3
February 23, 2024	February 29, 2024	March 27, 2024	3
March 22, 2024	March 28, 2024	April 26, 2024	3
April 22, 2024	April 30, 2024	May 29, 2024	4
May 22, 2024	May 31, 2024	June 26, 2024	4
June 21, 2024	June 28, 2024	July 29, 2024	4
July 22, 2024	July 29, 2024	August 30, 2024	4
August 22, 2024	August 29, 2024	September 30, 2024	4

Class D
Declaration Date	Record Date	Payment Date	Shares Issued
December 22, 2023	December 29, 2023	January 20, 2024	38
January 24, 2024	January 31, 2024	February 27, 2024	4
February 23, 2024	February 29, 2024	March 27, 2024	4
March 22, 2024	March 28, 2024	April 26, 2024	4
April 22, 2024	April 30, 2024	May 29, 2024	4
May 22, 2024	May 31, 2024	June 26, 2024	3
June 21, 2024	June 28, 2024	July 29, 2024	4
July 22, 2024	July 29, 2024	August 30, 2024	4
August 22, 2024	August 29, 2024	September 30, 2024	4

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

Under the Company’s share repurchase program, to the extent the Company offers to repurchase Common Shares in any particular quarter, the Company expects to repurchase Shares pursuant to quarterly tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be subject to the Early Repurchase Deduction. The one-year holding period is measured as of the subscription closing date immediately following the prospective Repurchase Date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

During the three and nine months ended September 30, 2024, no Common Share repurchases were completed by the Company.

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

The following table presents outstanding borrowings as of September 30, 2024 (dollar amounts in thousands):

	September 30, 2024
	Aggregate
	Principal	Outstanding	Carrying	Unused	Amount
	Committed	Principal	Value	Portion(1)	Available(2)
Revolving Credit Facility	$150,000	$68,400	$68,400	$81,600	$58,239
Total	$150,000	$68,400	$68,400	$81,600	$58,239
(1)	The unused portion is the amount upon which commitment fees, if any, are based.
(2)	The amount available reflects any limitations related to the credit facility’s borrowing base.

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

The Board has adopted valuation procedures for security valuation under which fair valuation responsibilities have been delegated to PGIM Investments as Valuation Designee. Pursuant to the Board’s delegation, the Valuation Designee has established a valuation committee responsible for supervising the fair valuation of portfolio securities and other assets and liabilities. The valuation procedures permit the Company to utilize independent valuation advisor services.

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

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, the Valuation Designee, subject to oversight by the Board, has approved a multi-step valuation process each month, as described below:

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

On October 25, 2024, the Company declared a distribution of $0.33638 per Class I Share, $0.31874  per Class S Share, and $0.33141 per Class D Share which is payable on November 26, 2024 to shareholders of record as of October 31, 2024.

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

Based on Statement of Assets and Liabilities as of September 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in investment (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$5,287	$(2,052)	$3,235
Up 200 basis points	3,524	(1,368)	2,156
Up 100 basis points	1,762	(684)	1,078
Down 100 basis points	(1,762)	684	(1,078)
Down 200 basis points	(3,524)	1,368	(2,156)

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

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the risk factors disclosed under Item 1A in the Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results. Although the risks described in the Annual Report on Form 10-K for the year ended December 31, 2023 represent the principal risks associated with an investment in us, they are not the only risks the Company faces. Additional risks and uncertainties not currently known to us or that the Company currently deems to be immaterial may materially affect our business, financial condition and/or operating results.

As of September 30, 2024, the risk factors appearing in the Annual Report on Form 10-K for the year ended December 31, 2023 are supplemented and updated as follows:

The following paragraph is added to the disclosure in “Risk Factors—Risks Related to Our Investments—Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.”

Broadly Syndicated Loans Risk. The Company may invest in senior secured loans that include broadly syndicated loans where we do not act as lead arranger, joint lead arranger or co-manager. In addition, the broadly syndicated loans in which we will invest may not be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and may not be rated by a credit rating agency. Under the documentation for such loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. Accordingly, we may be precluded from directing such actions unless we or our Subadviser is the designated administrative agent or collateral agent or we act together with other holders of the indebtedness. If we are unable to direct such actions, we cannot assure you that the actions taken will be in our best interests.

There is a risk that a loan agent may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by holders of the associated indebtedness, including attempts to realize upon the collateral securing the associated indebtedness and/or direct the agent to take actions against the related obligor or the collateral securing the associated indebtedness and actions to realize on proceeds of payments made by obligors that are in the possession or control of any other financial institution. In addition, we may be unable to remove the agent in circumstances in which removal would be in our best interests. Moreover, agented loans typically allow for the agent to resign with certain advance notice.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Third Amended and Restated Agreement and Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 16, 2024)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-K, filed on March 25, 2024)
10.1	Amended and Restated Intermediary Manager Agreement between PGIM Private Credit Fund and Prudential Investment Management Services, LLC, dated November 1, 2024*
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed Herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PGIM PRIVATE CREDIT FUND

Date: November 12, 2024	By:	/s/ Stuart S. Parker
Name: Stuart S. Parker
Title: President and Principal Executive Officer (Authorized Signatory)

Date: November 12, 2024	By:	/s/ Christian J. Kelly
Name: Christian J. Kelly
Title: Chief Financial Officer (Principal Financial Officer)