Form 10-K
period 2024-12-31
PGIM Private Credit Fund
filed 2025-03-19
CIK 1923622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

As of December 31, 2024, there was no established public market for the Registrant’s common shares of beneficial interest.

The number of shares of Registrant’s common shares of beneficial interest, $0.001 par value per share, outstanding as of March 18, 2025 was 5,039,428, 473 and 478 of Class I, Class S and Class D, respectively.

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

You should carefully review the “Item 1A. Risk Factors” section in this Annual Report on Form 10-K for the year ended December 31, 2024 and any additional disclosures that the Company makes directly to you or through reports that the Company files with the Securities and Exchange Commission (the “SEC”) for a discussion of the risks and uncertainties that the Company believes are material to its business, operating results, prospects and financial condition. Except as otherwise required by federal securities laws, the Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factor Summary

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Risks Related to Our Business and Structure

●	We are a relatively new company and have a limited operating history.
●	The Board may change our operating policies and strategies or amend our Second Amended and Restated Agreement and Declaration of Trust (the “Declaration of Trust”) without prior notice or shareholder approval.
●	Price declines in the medium- and large-sized U.S. corporate debt market may adversely affect the fair value of our portfolio, reducing our net asset value (“NAV”) through increased net unrealized depreciation.
●	We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.
●	As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
●	There is a risk that investors in our shares may not receive distributions or that our distributions may decrease over time.
●	Although we implemented a share repurchase program, we have discretion to not repurchase shares or to suspend the program.
●	The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders.
●	Efforts to comply with regulations applicable to public companies will involve significant expenditures and non-compliance with such regulations may adversely affect us.
●	Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
●	We may experience fluctuations in our quarterly results.

Risks Related to Our Investments

●	Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.
●	The Company may invest in portfolio companies whose capital structures may have significant leverage.
●	Investments in middle market companies involve a number of significant risks, any one of which could have a material adverse effect on our operating results.
●	Loans to private companies involve risks that may not exist in the case of more established and/or publicly traded companies.
●	The Company generally will not control its portfolio companies and, due to the illiquid nature of the Company’s holdings in its portfolio companies, the Company may not be able to dispose of its interests in portfolio companies.
●	The Company will be exposed to risks associated with changes in interest rates.
●	A lack of liquidity in certain of the Company’s investments may adversely affect the Company’s business.

Risks Related to the Manager and Its Affiliates; Conflicts of Interest

●	The Manager, the Subadviser (defined below) and their affiliates, including our officers and some of our Trustees, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.
●	We may be obligated to pay the Manager incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.
●	There may be conflicts of interest related to obligations that the Manager’s or Subadviser’s senior management and investment team have to other clients.
●	The time and resources that individuals employed by the Manager and Subadviser devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Manager and Subadviser are not prohibited from raising money for or managing other entities that make the same types of investments that we target.
●	The Manager and the Subadviser rely on key personnel, the loss of any of whom could impair their ability to successfully manage us.

Risks Related to Business Development Companies

●	The requirement that we invest a sufficient portion of our assets in Qualifying Assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in Qualifying Assets could result in our failure to maintain our status as a BDC.
●	Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.
●	Our ability to enter into transactions with our affiliates is restricted.
●	We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

Risks Related to the Company’s use of Leverage

●	When we use leverage, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Leverage may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders and result in losses.
●	We may default under our credit facilities.
●	Provisions in a credit facility may limit our investment discretion.

Federal Income Tax Risks

•	We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.
•	Our portfolio investments may present special tax issues.
•	Legislative or regulatory tax changes could adversely affect investors.

Risks Related to an Investment in the Shares

•	Investing in our shares involves a high degree of risk.
•	We may have difficulty sourcing investment opportunities.
•	An investment in our shares will have limited liquidity.
•	Shareholders may experience dilution.
•	The NAV of our shares may fluctuate significantly.

Risks Related to Market Events and Regulatory Developments

•	Terrorist attacks, acts of war, global health emergencies or natural disasters may adversely affect our operations.
•	The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.
•	The October 7th attacks on Israel and subsequent conflicts may have a material adverse impact on us and our portfolio companies.
•	We may be impacted by general global economic conditions.
●	Cybersecurity and data protection risks could result in the loss of data, exposure of confidential information, interruptions in our business, and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.

PART I

Item 1. Business.

The Company is a Delaware statutory trust formed on March 21, 2022. The Company currently invests and intends to continue investing primarily in privately placed floating rate leveraged (below investment grade) debt, including, but not limited to, senior secured, first lien, debt issuances in middle market companies primarily in the United States as well as up to 30% of its total assets in investments in other countries (primarily Canada, Europe, Australia and Latin America). The Company currently is majority-owned by Pruco Life Insurance Company, which is a wholly owned subsidiary of the Prudential Insurance Company of America (“PICA”), an affiliate of the Company and the Manager. PICA is a direct wholly owned subsidiary of Prudential Financial, Inc. (“Prudential”). The Company elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”) effective May 5, 2023. The Company also elected to be treated, and intends to qualify each taxable year, as a RIC for U.S. federal income tax purposes as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Manager and the Subadviser

PGIM Investments, an indirect wholly-owned subsidiary of Prudential and a registered investment adviser, is the Company’s investment manager. The Manager has engaged PGIM, Inc. (the “Subadviser” or “PGIM”), an indirect, wholly-owned subsidiary of Prudential, as the Company’s subadviser. PGIM provides day-to-day management of the Company’s portfolio primarily through PGIM Private Capital (“PPC”), its dedicated private credit asset management business unit and as of November 15, 2024, has engaged PGIM Fixed Income, the primary fixed income asset management unit of PGIM, to provide investment management services to the portion of the Company’s investments allocated to broadly syndicated loans.

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

Subadvisory Agreement

The Manager has entered into a second amended and restated subadvisory agreement (the “Subadvisory Agreement”) with the Subadviser, which provides that the Subadviser will furnish investment advisory services in connection with the management of the Company.

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

The Subadvisory Agreement provides that it will terminate in the event of its assignment (as defined in the 1940 Act) or upon the termination of the Management Agreement. The Subadvisory Agreement may be terminated by the Company, the Manager, or the Subadviser upon not more than 60 days’ nor less than 30 days’ written notice. Unless earlier terminated as described below, the Subadvisory Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually in accordance with the requirements of the 1940 Act. Any new subadvisory agreement or amendment to the Company’s Management Agreement or Subadvisory Agreement that directly or indirectly results in an increase in the aggregate management fee rate payable by the Company will be submitted to the Company’s shareholders for their approval. The Manager does not currently intend to retain unaffiliated subadvisers.

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

Management Fee

The Manager will receive a management fee from the Company. The base management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. For the first calendar month, net assets will be measured as the date that the Company first publicly sells shares to a person or entity other than the Manager or its affiliates. The Manager has contractually agreed to waive its management fee in its entirety through December 31, 2025 (the “Waiver Period”). The Manager previously contractually agreed to waive it management fee in its entirety through December 31, 2024. The longer an investor holds Common Shares during this period, the longer such investor will receive the benefit of this management fee Waiver Period.

Incentive Fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below. The Manager has contractually agreed to waive its incentive fee in its entirety for the Waiver Period. The Manager previously contractually agreed to waive its incentive fee in its entirety through December 31, 2024.

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

Sub-Advisory Fee

The Manager will pay a portion of the management fee and incentive fee it receives from the Company to the Subadviser. No advisory fees are be paid by the Company directly to the Subadviser. During the Waiver Period, the Company will not bear the cost of the management fee, incentive fee or subadvisory fee.

PPC will receive an annual subadvisory fee, payable monthly in arrears by the Manager at an annual rate of 1.00% of the value of the Company’s net assets within the direct lending portion of the portfolio managed by PPC as of the beginning of the first calendar day of the applicable month. For the first calendar month, net assets will be measured as the date that the Company first publicly sells shares to a person or entity other than the Manager or its affiliates. In addition, the Manager will pay PPC a fee in the amount of 75% of the incentive fee received by the Manager from the Company pursuant to the Management Agreement.

PGIM Fixed Income will receive an annual subadvisory fee, payable monthly in arrears by the Manager at an annual rate of 0.42% of the value of the Company’s net assets within the broadly syndicated loan portion of the portfolio managed by the PGIM Fixed Income as of the beginning of the first calendar day of the applicable month. For the first calendar month, net assets will be measured as of the date that the Company first publicly sells shares to a person or entity other than the Manager or its affiliates. For the avoidance of doubt, no incentive fee shall be paid by the Manager to PGIM Fixed Income. As of December 31, 2024, there are currently no assets in the Company managed by PGIM Fixed Income.

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

Intermediary Manager Agreement

The Company entered into an amended and restated intermediary manager agreement (the “Intermediary Manager Agreement”) with PIMS, an affiliate of the Manager, who will be principal underwriter and distributor of the Company’s Common Shares. The Intermediary Manager will be entitled to receive shareholder servicing and/or distribution fees with respect to the Class S Shares and Class D Shares on an annualized basis as a percentage of the NAV for such class, subject to the inception of each class. The shareholder servicing and/or distribution fees will be paid monthly in arrears at an annual rate of 0.85% and 0.25% for Class S and D, respectively, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month. No distribution and/or shareholder servicing fees will be paid with respect to Class I.

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

Certain Terms of the Management Agreement

The Management Agreement has been approved by the Board. Unless earlier terminated as described below, the Management Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities (as defined by the 1940 Act) and, in each case, a majority of Trustees who are not deemed to be “interested persons” of the Company, as defined in the 1940 Act (the “Independent Trustees”). The Company may terminate the Management Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate either agreement may be made by a majority of the Board or the shareholders holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, the Manager may terminate the Management Agreement upon not less than 120 days’ written notice to the Company and the Company’s shareholders. The Management Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment.

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

Shareholder Servicing and/or Distribution Fees — Class S and Class D

The following table shows the shareholder servicing and/or distribution fees we pay PIMS, the principal underwriter and distributor of the Company’s Common Shares with respect to the Class I, Class S and Class D Shares on an annualized basis as a percentage of our NAV for such class. The shareholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

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

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which all cash dividends declared by the Board on behalf of our shareholders who do not elect to receive their dividends in cash as provided below will be reinvested into additional Common Shares. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

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

PPC Strengths

Prudential’s investment management business, PGIM, is one of the top ten asset managers worldwide, managing more than $1.38 trillion of assets as of December 31, 2024 and providing deep asset class expertise to meet its clients’ investment objectives. PPC is a leading source of private debt for public and private companies and is the private credit arm of PGIM. As of December 31, 2024, PPC managed a $106.6 billion portfolio of private placements and mezzanine investments through its regional office network in North America, Europe and Australia. The business is supported by 206 investment professionals located in cities across the globe. PPC is a key player in the direct lending asset class, stemming from (i) conservative underwriting, principally driven by seeking borrowers with lower leverage profiles, and (ii) strong capabilities to reduce losses and maximize post- default recovery ratios, which are derived from a disciplined approach to covenants and terms coupled with an active portfolio management strategy, including an experienced workouts team.

PPC believes the following characteristics distinguish PPC as an investment subadviser:

o	Experienced Subadviser. PPC has invested in the direct lending asset class since 2000, and during that time, has employed a consistent investment strategy with long continuity of its investment professionals. PPC believes its depth and experience are important and distinct attributes offered to investors. Members of PPC’s direct lending investment committee (the “Investment Committee”) have on average 31 years of private market experience and PPC’s other regional and product Managing Directors (excluding the investment committee) have been with PPC for an average of 22 years.

o	Scale of Operations. As of December 31, 2024, PPC manages a portfolio in excess of $106.6 billion in private capital spread across 1,100 companies in numerous industries and geographies and across the risk spectrum. This scale allows PPC to have a broad view of the debt markets, to research and analyze prospective investments effectively and to cast a wide sourcing net across the middle market.
o	Global Network. PPC maintains a regional office network across North America, Europe and Australia that includes 15 offices and 206 investment professionals. PPC believes that this broad network provides the Company with consistent access to deals both on a non-sponsored and sponsored basis and both industry and geographic diversification for its investors.
o	Differentiated Origination. PPC’s direct lending strategy fully utilizes its global regional office network, to increase penetration of geographic regions and deal sources. PPC has developed strong relationships with middle market companies through its large portfolio of over 1,100 companies worldwide and its active calling efforts. These relationships provide PPC with access to potential transactions at an early stage in a company’s search for capital. PPC also has a wide network of relationships with regional and national intermediaries and with middle market private equity sponsors who provide a range of deal flow.
o	Disciplined Credit Culture. PPC employs a cycle-tested, disciplined credit culture by focusing on true first lien, senior secured credit risk with conservative underwriting leverage. PPC focuses on industries that it believes are well established and on companies operating in value-added, defensible niches, with longer revenue life-cycles and stable cash flows. Transactions are generally structured with modest leverage, maintenance covenants, limitations on equity distributions and are generally issued at the primary operating company level with structural priority.
o	Detailed Portfolio Management. Once a transaction closes, PPC works actively with portfolio companies. The team diligently monitors the portfolio company through the review of monthly or quarterly financial statements that are incorporated into PPC’s internal tracking model. Additionally, PPC conducts thorough semi-annual reviews of each individual portfolio company. This review is an in-depth analysis of the recent performance trends of each portfolio company. PPC also has direct dialogue with the portfolio company’s management team and/or private equity sponsor, which allows PPC to ask questions and receive real-time commentary on performance on an as needed basis. Semi- annual reviews are supplemented by quarterly valuations. Through these recurring processes, PPC seeks to monitor changes in performance that might adversely affect the portfolio company’s ability to service its debt and provide an early warning system to identify investments requiring more oversight.
o	PPC Track Record. Since PPC’s inception in 2000, and as of December 31, 2024, PPC has invested $10.3 billion in 298 direct lending transactions.

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

The responsibilities of the Board include, among other things, the oversight of our investment activities, the oversight of the monthly valuation of our assets, oversight of our financing arrangements and corporate governance activities. The Board consists of four members, three of whom are not “interested persons” of the Company or of the Manager as defined in Section 2(a)(19) of the 1940 Act as determined by the Board in accordance with the standards set forth in Section 2(a)(19) of the 1940 Act. Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company or the Manager. The Company refers to these individuals as our Independent Trustees. In determining independence, the Board, among other matters, reviews completed Trustee due diligence questionnaires and conducts interviews and background checks, as appropriate. Our Board elects our executive officers, who serve at the discretion of the Board.

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

Investments

As of December 31, 2024, the fair value of our investments is $209.2 million in 54 portfolio companies. The composition of the Company’s investment portfolio at cost and fair value was as follows (dollar amounts in thousands):

			Percentage of
			Total Investments
	Cost	Fair value	at Fair Value
First Lien Debt	$209,254	$209,214	100.00%
Total	$209,254	$209,214	100.00%

See Schedule of Investments as of December 31, 2024, in our financial statements in “Part II, Item 8. – Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on these investments.

As of December 31, 2024, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $25.6 million.

Allocation of Investment Opportunities

General

The Manager, the Subadviser and their respective affiliates may provide investment management services to other BDCs, registered investment companies, investment funds, client accounts and proprietary accounts that affiliated investment advisers may establish.

The Subadviser will share any investment and sale opportunities with its other clients and the Company in accordance with the 1940 Act and the Advisers Act, and PGIM’s allocation policies. Pursuant to its allocation policies, PGIM will allocate investment opportunities in a manner that is consistent with an allocation methodology that is designed to ensure that allocations of such opportunities are made on a fair and equitable basis over time. In determining such allocations, PGIM may take into account such factors as it deems appropriate, including, but not limited to, clients’ investment objectives and focus, target investment sizes and target returns, available capital (including anticipated leverage), mandatory minimum investment rights, contractual obligations, applicable investment restrictions (including concentration limits), portfolio diversification, risk management, foreign currency and availability of currency and other hedging strategies, legal, tax, regulatory, and other similar considerations (including internal policies and procedures, such as compliance with the 1940 Act, and targeted investment capacity), actual or potential conflicts of interest, subject in each case to a client’s operational limitations on its ability to comply with funding requirements, as well as other factors deemed relevant by PGIM.

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

Our website is https://www.pgim.com/privatecredit. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

The Board may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.

The Board has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our shares. However, the effects might be adverse, which could negatively impact our ability to pay shareholders distributions and cause shareholder to lose all or part of their investment. Moreover, we have significant flexibility in investing the net proceeds from our continuous offering and may use the net proceeds from our continuous offering in ways with which investors may not agree or for purposes other than those contemplated in this Annual Report on Form 10-K.

The Board may amend our Declaration of Trust without prior shareholder approval.

The Board may, without shareholder vote, amend or otherwise supplement the Declaration of Trust, including without limitation to reclassify the Board, to impose advance notice bylaw provisions for Trustee nominations or for shareholder proposals, to require super- majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature; provided, however, that if any amendment or new addition to the Declaration of Trust adversely affects the rights of shareholders, such amendment or addition must also be approved by the shareholders. Approval of any such amendment requires at least a majority of the votes cast by such shareholders at a meeting of shareholders duly called and at which a quorum is present.

Price declines in the medium- and large-sized U.S. corporate debt market may adversely affect the fair value of our portfolio, reducing our NAV through increased net unrealized depreciation.

Conditions in the medium- and large-sized U.S. corporate debt market may deteriorate, which may cause pricing levels to similarly decline or be volatile. As a result, our NAV could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

Our ability to achieve our investment objective depends on the ability of the Manager and the Subadviser to manage and support our investment process. If the Manager or the Subadviser were to lose any members of their respective senior management teams, our ability to achieve our investment objectives could be significantly harmed.

Since we have no employees, we depend on the investment expertise, skill and network of business contacts of the broader networks of the Manager and its affiliates as well as the persons and firms the Manager may retain to provide services on our behalf. The Manager evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of the Subadviser and its senior management team. The departure of any members of the Subadviser’s senior management team could have a material adverse effect on our ability to achieve our investment objective.

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

There is increasing competition among financial sponsors, investment banks and other investors for hiring and retaining qualified investment professionals, and there can be no assurance that the Manager will be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.

The Management Agreement has been approved pursuant to Section 15 of the 1940 Act. In addition, the Management Agreement has termination provisions that allow the parties to terminate the agreement. The Management Agreement may be terminated at any time, without penalty, by us upon 60 days’ written notice. If the Management Agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event the Management Agreement is terminated, it may be difficult for us to replace the Manager. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to achieve our investment objectives. Furthermore, we may incur certain costs in connection with a termination of the Management Agreement.

Our financial condition, business and results of operations, as well as our ability to meet our payment obligations under future indebtedness, if any, and pay distributions, are likely to be adversely affected, and the value of our Common Shares may decline.

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Manager or the Subadviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

The Manager and the Subadviser depend on the broader PGIM relationships with private equity sponsors, investment banks and commercial banks and others, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Manager, the Subadviser or their affiliates fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Manager, the Subadviser or their affiliates have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

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

We face risks associated with the deployment of our capital.

In light of the nature of our continuous offering as well as ongoing and periodic private offerings in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying suitable investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of our Common Shares in any periodic public or private offering and the time we invest the net proceeds. Our proportion of privately-negotiated investments may be lower than expected. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our shareholders that may be invested in money market accounts or other similar temporary investments, each of which is subject to management fees.

In the event we are unable to find suitable investments, such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our Common Shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.

As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, the Board. There is not a public market for the securities of the privately-held companies and certain other private assets in which we invest. Most of our investments will not be publicly-traded or actively traded on a secondary market. As a result, we value these securities monthly at fair value as determined in good faith as required by the 1940 Act. In connection with striking a NAV as of the last day of a month that is not also the last day of a calendar quarter, the Company will consider whether there has been a material change to such investments as to affect their fair value, but such analysis will be more limited than the quarter end process.

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

Although we have implemented a share repurchase program, we have discretion to not repurchase shares or to suspend the program.

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

Anticipating policy changes and reforms may be particularly difficult during periods of heightened partisanship at the federal, state and local levels, including due to the divisiveness surrounding populist movements, political disputes and socioeconomic issues. The failure to accurately anticipate the possible outcome of such changes and/or reforms could have a material adverse effect on our returns.

In recent years, there has been increased regulatory enforcement activity and rulemaking impacting the financial services industry. Under the prior U.S. presidential administration, including at the SEC and certain other regulatory bodies, policy changes could have imposed additional costs on us and our investments, required significant attention of senior management or resulted in limitations on the manner in which we or the companies in which we invest conduct business. We cannot predict at this time whether and the extent to which the current U.S. presidential administration and newly-appointed senior officials at the SEC and other federal agencies will pursue these or other policy changes. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies.

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

Trade negotiations and related government actions may create regulatory uncertainty for our portfolio companies and our investment strategies and adversely affect the profitability of our portfolio companies.

In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of portfolio companies whose businesses rely on goods imported from such impacted jurisdictions.

There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States.

Financial regulatory changes in the United States could adversely affect our business.

The financial services industry continues to be the subject of heightened regulatory scrutiny in the United States. There has been active debate over the appropriate extent of regulation and oversight of investment funds and their managers. We may be adversely affected as a result of new or revised regulations imposed by the SEC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and regulations by these governmental authorities and self-regulatory organizations. Further, new regulations or interpretations of existing laws may result in enhanced disclosure obligations which could negatively affect us and materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time or buy new technology to comply effectively.

Conversely, potential deregulation of the banking industry in the United States, including a rollback of existing regulatory requirements, could adversely affect the private credit industry and, consequently, our investment strategy, portfolio performance and overall returns. The U.S. private credit market has grown significantly in part due to legislation that took effect following the 2008-2009 financial crisis that imposed onerous capital and lending requirements on banks, limiting their ability to extend credit to borrowers. If such requirements are reduced or removed, competition for lending opportunities would likely increase, and our ability to deploy capital effectively could be negatively impacted.

Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional compliance and other costs, increase regulatory investigations of investment activities, require the attention of our senior management, affect the manner in which we conduct our business and adversely affect our profitability. The full extent of the impact on us of any new laws, regulations or initiatives that may be proposed is impossible to determine.

We, the Manager, the Intermediary Manager and their respective affiliates are subject to regulatory oversight, which could negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business.

Our business and the businesses of the Manager, the Intermediary Manager and their respective affiliates are subject to extensive regulation, including periodic examinations, inquiries and investigations, which may result in enforcement and other proceedings, by governmental agencies and self-regulatory organizations in the jurisdictions in which we and they operate around the world, including the SEC and various other U.S. federal, state and local agencies. These authorities have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities.

We, the Manager, the Intermediary Manager and their respective affiliates have received, and may in the future receive, requests for information, inquiries and informal or formal investigations or subpoenas from such regulators from time to time in connection with such inquiries and proceedings and otherwise in the ordinary course of business. These requests could relate to a broad range of matters, including specific practices of our business, the Manager, the Intermediary Manager, our investments or other investments the Manager or its affiliates make on behalf of their clients, potential conflicts of interest between us and the Manager, Intermediary Manager or their affiliates, or industry wide practices. Actions by and/or initiatives of the SEC and/or other regulators can have an adverse effect on our financial results, including as a result of the imposition of a sanction, a limitation on our, Prudential's or our personnel's activities, or changing our historic practices. Any adverse publicity relating to an investigation, proceeding or imposition of these sanctions could harm our or Prudential's reputation and have an adverse effect on our future fundraising or operations. The costs of responding to legal or regulatory information requests, any increased reporting, registration and compliance requirements will be borne by us in the form of legal or other expenses, litigation, regulatory proceedings or penalties, may divert the attention of our management, may cause negative publicity that adversely affects investor sentiment, and may place us at a competitive disadvantage, including to the extent that we, the Manager, the Intermediary Manager or any of their respective affiliates are required to disclose sensitive business information or alter business practices.

In addition, efforts by the current administration or future administrations could have further impacts on our industry if previously enacted laws are amended or if new legislative or regulatory reforms are adopted. In addition, a future change in administration may lead to leadership changes at a number of U.S. federal regulatory agencies with oversight over the U.S. financial services industry. Such changes would pose uncertainty with respect to such agencies' ongoing policy priorities and could lead to increased regulatory enforcement activity in the financial services industry. Any changes or reforms may impose additional costs on our current or future investments, require the attention of senior management or result in other limitations on our business or investments. We are unable to predict at this time the likelihood or effect of any such changes or reforms.

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

We will be and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of:

1)	the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial public offering, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and
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

General interest rate fluctuations may have a substantial negative impact on the Company’s ability to make investments, the value of the Company’s investments and the Company’s ability to realize gains from the disposition of investments and, accordingly, may have a material adverse effect on the Company’s ability to achieve its investment objective and the rate of return on invested capital. Because the Company may borrow money to make investments, its net investment income will depend, in part, upon the difference between the rate at which it may borrow funds and the rate at which it may invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Company’s net investment income.

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

During periods of rising interest rates, payments under floating rate debt instruments generally would rise and there may be a significant number of issuers of such floating rate debt instruments that would be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, fixed-rate debt instruments may decline in value because the fixed rates of interest paid thereunder may be below market interest rates. Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to us.

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

Current trends in the market generally, including technological developments in artificial intelligence, have disrupted the industry with technological or other innovation. In this period of rapid technological and commercial innovation, new businesses and approaches may be created that will compete with the Company and/or its investments or alter the market practices the Company’s strategy has been designed to function within and depend on for investment returns. Any of these new approaches could damage the Company’s investments, significantly disrupt the market in which it operates and subject it to increased competition, which could materially and adversely affect its business, financial condition and results of investments.

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

The Manager, the Subadviser and their affiliates have purchased, and in the future, expect to purchase our shares. The Manager, the Subadviser and their affiliates will not acquire any shares with the intention to resell or re-distribute such shares. The purchase of shares by the Manager, the Subadviser and their affiliates could create certain risks, including, but not limited to, the following:

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

We borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

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

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. When the Company uses leverage to partially finance its investments, through borrowing from banks and other lenders, investors will experience increased risks of investing in the Company’s shares. Furthermore, the Company may add leverage to its portfolio through the issuance of preferred shares. Currently, the Company has no intention to issue preferred shares. The use of leverage involves increased risk, including increased variability of the Company’s net income, distributions and NAV in relation to market changes. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not used leverage. Such a decline could negatively affect our ability to make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Manager.

We use and intend to continue to use leverage to finance our investments. The amount of leverage that we employ will depend on the Manager’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

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

Any credit facilities entered into by the Company and any unsecured notes issued by the Company would impose financial and operating covenants that would restrict the Company’s business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our tax treatment as a RIC under the Code. A failure to renew our facilities or, once the Company issues debt securities, a failure to renew our facilities or to add new or replacement debt facilities or issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition or results of operations.

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

The following table illustrates the effect of leverage on returns from an investment in our shares assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	—	5%	10%
Corresponding Return to Common Shareholders (1)	(25.17)%	(16.30)%	(7.43)%	1.45%	10.32%

(1)Based on (i) $217.8 million in total assets as of December 31, 2024, (ii) $94.2 million in outstanding indebtedness at par, as of December 31, 2024, (iii) $121.6 million in net assets as of December 31, 2024 and (iv) an annualized average interest rate, including fees (such as fees on undrawn amounts and amortization of financing costs), on our indebtedness, as of December 31, 2024, of 9.59%.

Based on an outstanding indebtedness, at par, of $94.2 million as of December 31, 2024 and the weighted average effective annual interest rate, including fees (such as fees on undrawn amounts and amortization of financing costs), of 7.38% as of that date, our investment portfolio at fair value would have had to produce an annual return of approximately 4.15% to cover annual interest payments on the outstanding debt. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations --Financial Condition, Liquidity and Capital Resources.” for more information regarding our borrowings.

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

On October 7, 2023, Hamas (an organization which governs Gaza, and which has been designated as a terrorist organization by the United States, the United Kingdom, the European Union, Australia and other nations) committed a terrorist attack within Israel (the “October 7th Attacks”). The ongoing conflict and rapidly evolving measures in response could have a negative impact on the economy and business activity globally, and therefore could adversely affect the performance of the Company. The severity and duration of the conflict and its future impact on global economic and market conditions (including, for example, oil prices) are impossible to predict, and as a result, present material uncertainty and risk with respect to the Company and the performance and the value of an investment in the Company, and the ability of the Company to achieve its investment objective. For example, the conflict has and may continue to expand and may ultimately more actively involve the United States, Lebanon (and/or Hezbollah), Syria, Iran and/or other countries or terrorist organizations, any of which may exacerbate the risks described above. Similar risks exist to the extent that any portfolio company, service providers, vendor or certain other parties have material operations or assets in the Middle East, or the immediate surrounding areas. The United States has announced sanctions and other measures against Hamas-related persons and organizations in response to the October 7th Attacks, and the United States (and/or other countries) may announce further sanctions related to the ongoing conflict in the future.

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

Cybersecurity and data protection risks could result in the loss of data, exposure of confidential information, interruptions in our business, and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.

Cyber-security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our operations are highly dependent on Prudential’s, of which both the Manager and Subadviser are subsidiaries, our portfolio companies’ and/or our service providers’ information systems and technology and we rely heavily on Prudential’s, our portfolio companies’ and/or our service providers’ financial, accounting, treasury, communications and other data processing systems.

These information and technology systems may be vulnerable to damage or interruption from cyber-security breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, or usage errors by their respective professionals or service providers. These information and technology systems also face ongoing cyber-attacks and threats. Attacks on the systems could involve, and in some instances have in the past involved, attempts intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, or divert or otherwise steal funds, including through the introduction of computer viruses, “phishing” attempts and other forms of social engineering. Cyberattacks and other security threats could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists, ransomware and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders, such as employees.

There has been an increase in the frequency and sophistication of the cyber and security threats faced, with attacks ranging from those common to businesses to those that are more advanced and persistent, which may target the Prudential or our service providers because, as financial institutions, Prudential or our service providers hold a significant amount of confidential and sensitive information about investors, portfolio companies or obligors (as applicable) and potential investments. As a result, there is a heightened risk of a security breach or disruption with respect to this information.

If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including non-public personal information related to shareholders (and their beneficial owners) and material non-public information.

Although Prudential has implemented, and portfolio companies and service providers may implement, various measures to manage risks relating to these types of events, there can be no assurances that measures taken to ensure the integrity of the system will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful. Additionally, measures could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. If systems are compromised, do not operate properly or are disabled, or we fail to provide the appropriate regulatory or other notifications in a timely manner, we could suffer financial loss, a disruption of our businesses, liability to our counterparties, portfolio companies or investors, regulatory intervention or reputational damage. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, we could also suffer losses in connection with updates to, or the failure to timely update, information systems and technology.

Prudential, PGIM and their affiliates do not control the cyber-security plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to Prudential, PGIM and their affiliates, the Company, the shareholders and/or a portfolio company, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in Prudential’s, PGIM’s and their affiliates’, the Company’s and/or a portfolio company’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to shareholders (and their beneficial owners), material non-public information and the intellectual property and trade secrets and other sensitive information of Prudential, PGIM and their affiliates and/or portfolio companies.

Our portfolio companies and obligors also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. We may invest in strategic assets having a national or regional profile, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. Such an event may have material adverse consequences on our investment or assets of the same type or may require portfolio companies or obligors to increase preventative security measures or expand insurance coverage.

Prudential, PGIM, and their affiliates, the Company and/or a portfolio company could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, and other events that may affect their business and financial performance.

Finally, Prudential’s, our service providers’ and our technology, data and intellectual property and the technology, data, and intellectual property of their portfolio companies or obligors (as applicable) are also subject to a heightened risk of theft or compromise to the extent Prudential and our portfolio companies or obligors (as applicable) engage in operations outside the United States, in particular in those jurisdictions that do not have comparable levels of protection of proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how and customer information and records. In addition, we and our portfolio companies or obligors (as applicable) may be required to compromise protections or forego rights to technology, data and intellectual property in order to operate in or access markets in a foreign jurisdiction. Any such direct or indirect compromise of these assets could have a material adverse impact on us and our portfolio companies or obligors.

Force Majeure events may adversely affect our operations.

The Company may be affected by force majeure events (e.g., acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, nationalization of industry and labor strikes). Additionally, certain countries have been more susceptible than others to such event including but not limited to epidemics/pandemics, most recently COVID-19. Force majeure events could adversely affect the ability of the Company or a counterparty to perform its obligations. The liability and cost arising out of a failure to perform obligations as a result of a force majeure event could be considerable and could be borne by the Company. Certain force majeure events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, including disrupting supply chains and adversely impacting global commercial activity in a number of industries, such as transportation, hospitality and entertainment, thereby affecting the Company. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control, could result in a loss to the Company if an investment is affected, and any compensation provided by the relevant government may not be adequate. Furthermore, the rapid development of epidemics/pandemics could preclude prediction as to their ultimate adverse impact on economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments.

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

PPC considers relevant ESG factors as part of its comprehensive investment analysis. Our business faces increasing public scrutiny related to ESG activities. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business. While PPC’s investment teams are provided with information on ESG factors, and take ESG risks into account when making an investment decision, such ESG risks would not by themselves prevent PPC from making any investment. Instead, ESG factors form part of the overall risk management processes, and are one of many risks which may, depending on the specific investment opportunity, be relevant to a determination of risk. See “Part I. – Item 1. Business – Other Investments and Strategies—ESG Integration.”

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

Because of the size and scope of Prudential’s business, Prudential, the Manager, their affiliates and the Company are subject to numerous and evolving cybersecurity risks, any of which, if it materializes, could affect our business strategy, results of operations, or financial condition. See “Item 1A. Risk Factors—Risks Related to Market Events and Regulatory Developments— Cybersecurity and data protection risks could result in the loss of data, exposure of confidential information, interruptions in our business, and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.” for a discussion of such risks.

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

As part of the information security program, Prudential conducts periodic exercises with independent outside advisers to assess the effectiveness of its program and its internal response preparedness. Prudential regularly engages with the broader security community and monitors cyber threat information.

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

During the period covered by this Annual Report, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. See “Item 1A. Risk Factors—Risks Related to Market Events and Regulatory Developments— Cybersecurity and data protection risks could result in the loss of data, exposure of confidential information, interruptions in our business, and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.” for a discussion of risks related to cybersecurity.

Governance

Prudential’s information security program is overseen by its Chief Information Security Officer (“CISO”) and Information Security Office, as well as the Chief Information Officer (“CIO”), Stacey Goodman. Each of Prudential, the Manager, their affiliates and the Company believes that Prudential’s employees and the employees of the Manager, Subadviser and their affiliates who provide services to the Company, respectively, responsible for managing cybersecurity risk have the skills and knowledge to assess and manage material risks from cybersecurity threats, and their qualifications include degrees and certifications typical for cybersecurity professionals. Prudential expects these employees to, among other things, understand computer systems, networks, and security technologies and be proficient in a variety of security tools and techniques, including intrusion detection, malware analysis and penetration testing. Prudential’s CISO has served in various roles in information technology and information security for over 25 years, including serving as the head of information technology risk at two large public companies. Prudential’s CISO holds a graduate degree in technology management and has attained the professional certifications of Certified Information Systems Security Professional and Certified Information Privacy Professional. Ms. Goodman, our CIO, was elected Executive Vice President and Chief Information Officer of Prudential and PICA in July 2019. Previously, she served as the Chief Information Officer at Freddie Mac, where she was responsible for the technology division, and served as a member of the Senior Operating Committee. Prior to Freddie Mac, Ms. Goodman was Executive Vice President and Chief Information and Operations Officer for CIT Group, Inc., where she was a member of the Executive Management Committee. Previously, Ms. Goodman was the Divisional Chief Information Officer of Global Technology and Operations at Bank of America. She also held global leadership positions at UBS and PaineWebber. Ms. Goodman began her career at Salomon Brothers.

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

Net Asset Value

We expect to determine our NAV for each class of shares each month as of the last business day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made. The following table presents our monthly NAV per share for each of the classes of shares since our inception through December 31, 2024.

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 2024	$24.70	$25.14	$25.14
February 2024	24.73	25.17	25.16
March 2024	24.78	25.22	25.21
April 2024	24.78	25.22	25.22
May 2024	24.82	25.26	25.25
June 2024	24.89	25.34	25.33
July 2024	24.93	25.38	25.36
August 2024	25.01	25.47	25.45
September 2024	24.97	25.43	25.41
October 2024	24.92	25.38	25.36
November 2024	24.88	25.35	25.33
December 2024	24.93	25.40	25.38

Distributions

The Board authorizes and declares a monthly distribution amount per Common Share, payable monthly in arrears. The following tables summarize our distributions declared and payable for the year ended December 31, 2024 (dollars in thousands except per share amounts) by share class:

					Class I
			Regular Distribution	Variable Distribution	Total Distribution	Distribution
Declaration Date	Record Date	Payment Date	Per Share	Per Share	Per Share	Amount
January 24, 2024	January 31, 2024	February 27, 2024	$0.22500	$—	$0.22500	$972
February 23, 2024	February 29, 2024	March 27, 2024	0.22500	—	0.22500	986
March 22, 2024	March 28, 2024	April 26, 2024	0.22500	—	0.22500	995
April 22, 2024	April 30, 2024	May 29, 2024	0.22500	—	0.22500	1,009
May 22, 2024	May 31, 2024	June 26, 2024	0.22500	—	0.22500	1,018
June 21, 2024	June 28, 2024	July 29, 2024	0.22500	—	0.22500	1,026
July 22, 2024	July 29, 2024	August 30, 2024	0.22500	—	0.22500	1,036
August 22, 2024	August 29, 2024	September 30, 2024	0.22500	—	0.22500	1,045
September 27, 2024	September 30, 2024	October 31, 2024	0.24000	0.05478	0.29478	1,383
October 25, 2024	October 31, 2024	November 26, 2024	0.24000	0.09638	0.33638	1,596
November 25, 2024	November 29, 2024	December 27, 2024	0.24000	0.08852	0.32852	1,581
December 30, 2024	December 31, 2024	January 28, 2025	0.24000	0.02868	0.26868	1,311

					Class S
			Regular Distribution	Variable Distribution	Total Distribution	Distribution
Declaration Date	Record Date	Payment Date	Per Share	Per Share	Per Share	Amount
January 24, 2024	January 31, 2024	February 27, 2024	$0.20680	$—	$0.20680	$—	*
February 23, 2024	February 29, 2024	March 27, 2024	0.20680	—	0.20680	—	*
March 22, 2024	March 28, 2024	April 26, 2024	0.20680	—	0.20680	—	*
April 22, 2024	April 30, 2024	May 29, 2024	0.20680	—	0.20680	—	*
May 22, 2024	May 31, 2024	June 26, 2024	0.20680	—	0.20680	—	*
June 21, 2024	June 28, 2024	July 29, 2024	0.20680	—	0.20680	—	*
July 22, 2024	July 29, 2024	August 30, 2024	0.20680	—	0.20680	—	*
August 22, 2024	August 29, 2024	September 30, 2024	0.20680	—	0.20680	—	*
September 27, 2024	September 30, 2024	October 31, 2024	0.22177	0.05478	0.27655	—	*
October 25, 2024	October 31, 2024	November 26, 2024	0.22177	0.09697	0.31874	—	*
November 25, 2024	November 29, 2024	December 27, 2024	0.22177	0.08863	0.31040	—	*
December 30, 2024	December 31, 2024	January 28, 2025	0.22177	0.02946	0.25123	—	*

					Class D
			Regular Distribution	Variable Distribution	Total Distribution	Distribution
Declaration Date	Record Date	Payment Date	Per Share	Per Share	Per Share	Amount
January 24, 2024	January 31, 2024	February 27, 2024	$0.22100	$—	$0.22100	$—	*
February 23, 2024	February 29, 2024	March 27, 2024	0.22100	—	0.22100	—	*
March 22, 2024	March 28, 2024	April 26, 2024	0.22100	—	0.22100	—	*
April 22, 2024	April 30, 2024	May 29, 2024	0.22100	—	0.22100	—	*
May 22, 2024	May 31, 2024	June 26, 2024	0.22100	—	0.22100	—	*
June 21, 2024	June 28, 2024	July 29, 2024	0.22100	—	0.22100	—	*
July 22, 2024	July 29, 2024	August 30, 2024	0.22100	—	0.22100	—	*
August 22, 2024	August 29, 2024	September 30, 2024	0.22100	—	0.22100	—	*
September 27, 2024	September 30, 2024	October 31, 2024	0.23485	0.05478	0.28963	—	*
October 25, 2024	October 31, 2024	November 26, 2024	0.23485	0.09656	0.33141	—	*
November 25, 2024	November 29, 2024	December 27, 2024	0.23485	0.08742	0.32227	—	*
December 30, 2024	December 31, 2024	January 28, 2025	0.23485	0.02781	0.26266	—	*
*	Less than $500

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

Holders

As of March 18, 2025 there were 14 holders of record of our Class I Shares, 1 holder of record of our Class S Shares, and 1 holder of record of our Class D Shares.

Share Repurchase

The Company provides liquidity through a quarterly repurchase program pursuant to which it offers to repurchase, in each quarter, up to 5% of its Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and Section 23(c) of the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares. Any repurchases of the Manager’s and affiliate shares will be on the same terms and subject to the same limitations as other shareholders.

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

The Company commenced the share repurchase program during the first quarter of 2024. During the year ended December 31, 2024, no Common Shares were repurchased by the Company.

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

Overview and Investment Framework

The Company is a recently organized, externally managed, non-diversified closed-end management investment company with limited operating history that has elected to be regulated as a BDC under the 1940 Act effective May 5, 2023. Formed as a Delaware statutory trust on March 21, 2022, we are externally managed by the Manager. The Manager has delegated to the Subadviser responsibility for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring the Company’s portfolio on an ongoing basis. The Company also elected to be treated, and intends to qualify each taxable year, as a RIC under Subchapter M of the Code.

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

Portfolio and Investment Activity

For the year ended December 31, 2024, we acquired $127.3 million aggregate principal amount of investments (including $17.7 million of unfunded commitments), all of which was first lien debt.

For the year ended December 31, 2023, we acquired $106.4 million aggregate principal amount of investments (including $13.5 million of unfunded commitments), all of which was first lien debt.

The Company’s portfolio and investment activity for the years ended December 31, 2024 and 2023 are presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	First Lien
	Debt - Total Investments
	For the Year Ended
	December 31, 2024	December 31, 2023
Total Investments, beginning of period	$100,588	$8,486
Purchases of investments	117,255	98,912
Proceeds from principal repayment of investments	(9,477)	(7,331)
Payment-in-kind interest	71	—
Amortization or accretion of discount on investments	803	519
Net realized gain (loss) on investments	14	2
Total investments, end of period	$209,254	$100,588

Number of Portfolio Companies	54	33

The weighted average yields of the Company’s investments as of December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024	December 31, 2023
Weighted average yield on debt and income producing investments, at cost (1)	11.11%	12.85%
Weighted average yield on debt and income producing investments, at fair value (1) (2)	11.11%	12.80%
Percentage of debt investments bearing a floating rate (2)	100.0%	100.0%
Percentage of debt investments bearing a fixed rate (2)	0.0%	0.0%
(1)	Computed as (a) effective interest rates as of each respective date plus the annual accretion of discounts or less the annual amortization of premiums, as applicable, on accruing debt included in such securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)	Measured on a fair value basis and excludes investments on non-accrual status, if any.

The Company’s investments as of December 31, 2024 and December 31, 2023 consisted of the following (dollar amounts in thousands):

	December 31, 2024
			Percentage of
			Total Investments
	Cost	Fair value	at Fair Value
First Lien Debt	$209,254	$209,214	100.00%
Total	$209,254	$209,214	100.00%

Largest portfolio company investment	$11,761	$11,816	5.65%
Average portfolio company investment	$3,875	$3,874	1.85%

	December 31, 2023
			Percentage of
			Total Investments
	Cost	Fair value	at Fair Value
First Lien Debt	$100,588	$101,019	100.00%
Total	$100,588	$101,019	100.00%

Largest portfolio company investment	$6,991	$7,032	6.96%
Average portfolio company investment	$3,048	$3,061	3.03%

Results of Operations

Operating results for the years ended December 31, 2024 and 2023 and for the period from December 13, 2022 (commencement of operations) through December 31, 2022 were as follows (dollar amounts in thousands):

					For the period from
					December 13, 2022
	For the Year Ended		For the Year Ended		(commencement of operations) through
	December 31, 2024		December 31, 2023		December 31, 2022
Investment income
From non-affiliated investments:
Interest income	$17,680		$8,558		$45
Dividend income	182		1,299		—
Fee income	243		108		—
Payment-in-kind	71		—		—
From affiliated investments:
Dividend income	40		—		—
Total investment income	18,216		9,965		45

Expenses
Interest expense	3,266		140		—
Professional fees	2,263		2,235		50
Management fees	1,426		485		—
Income based incentive fees	1,153		608		—
Capital gains incentive fees	104		—		—
Custodian and accounting fees	337		200		22
Transfer agent’s fees and expenses (**)	223		161		—
Trustees’ fees	206		176		—
Shareholders' reports	181		105		—
Blue sky fees	90		—		—
Pricing fees	50		105		—
Servicing and distribution fees	—	(*)	—	(*)	—
Other general & administrative	115		146		20
Total expenses	9,414		4,361		92
Expense reimbursement	(2,939)		(2,708)		(89)
Incentive fees waived	(1,257)		(608)		—
Management fees waived	(1,426)		(485)		—
Net expenses	3,792		560		3
Net investment income (loss)	14,424		9,405		42

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-affiliated investments transactions	14		2		—
Forward foreign currency contracts transactions	(141)		61		—
Foreign currency transactions	(11)		(17)		—
Net realized gain (loss)	(138)		46		—
Net change in unrealized appreciation (depreciation):
Non-affiliated investments	(471)		431		—
Forward foreign currency contracts	1,281		(282)		—
Foreign currency	(36)		2		—
Net change in unrealized appreciation (depreciation)	774		151		—
Net realized and unrealized gain (loss)	636		197		—
Net increase (decrease) in net assets resulting from operations	$15,060		$9,602		$42

(*)Less than $500

(**)

For the years ended December 31, 2024 and December 31, 2023, $25 and $2, respectively, of affiliated expenses were included. For the period from December 13, 2022 (commencement of operations) through December 31, 2022, there were no affiliated expenses incurred by the Company.

Investment Income

For the year ended December 31, 2024, investment income was $18.2 million, all of which was attributable to interest and fees on our debt investments, dividend income and fee income. The increase in investment income from December 31, 2023 was primarily due to an increase of $127.3 million aggregate principal amount of new investments acquired during the year.

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

Expenses

Total expenses before expense reimbursement and incentive and management fee waivers for the year ended December 31, 2024 were $9.4 million, consisting primarily of professional fees, income based incentive fees, capital gains incentive fees, blue sky fees management fees, custodian and accounting fees, trustees’ fees, transfer agent’s fees and expenses, interest expense, pricing fees, shareholder’s reports, and other general and administrative fees. The increase in total expenses from the year ended December 31, 2023, was primarily related to an increase in interest expenses, professional fees, management and incentive fees due to an increased cost of servicing a larger investment portfolio.

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

For the years ended December 31, 2024 and 2023, the Company accrued income based incentive fees of $1.2 million and $608 thousand, respectively, all of which were subject to waiver by the Manager. For the period from December 13, 2022 (commencement of operations) through December 31, 2022, the Company did not accrue any incentive fees.

For the year ended December 31, 2024, the Company accrued capital gains incentive fees of $104 thousand, respectively, all of which were subject to waiver by the Manager. For the year ended December 31, 2023 and for the period from December 13, 2022 (commencement of operations) through December 31, 2022, there were no capital gains incentive fees recorded by the Company. As of December 31, 2024, there were no capital gains incentive fees payable by the Company.

For the years ended December 31, 2024 and 2023, the Company accrued management fees of $1.4 million and $485 thousand, respectively, all of which were subject to waiver by the Manager. For the period from December 13, 2022 (commencement of operations) through December 31, 2022, the Company did not accrue any management fees. As of December 31, 2024, there were no management fees payable by the Company.

Income Taxes, Including Excise Taxes

The Company has elected to be treated, and intends to qualify each taxable year, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long- term capital losses and (ii) its net tax-exempt income. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s shareholders and would not be reflected in the financial statements of the Company.

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

For the years ended December 31, 2024 and 2023, the Company did not incur any excise tax expense.

Net realized gain (loss) and Net change in unrealized appreciation (depreciation)

For the year ended December 31, 2024, the Company reported realized losses from foreign currency transactions of $(11) thousand. For the year ended December 31, 2024, the Company reported realized losses from forward currency contracts of $(141) thousand. For the year ended December 31, 2024, the Company reported realized gains from non-affiliated investments transactions of $14 thousand.

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

For the year ended December 31, 2024, the Company reported unrealized depreciation from foreign currency of $(36) thousand. For the year ended December 31, 2024, the Company reported unrealized appreciation from forward foreign currency contracts of $1.3 million. For the year ended December 31, 2024, the Company reported unrealized depreciation from non-affiliated investments transactions of $(471) thousand, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.

For the year ended December 31, 2023, the Company reported unrealized appreciation from foreign currency of $2 thousand. For the year ended December 31, 2023, the Company reported unrealized depreciation from forward foreign currency contracts of $(282) thousand. For the year ended December 31, 2023, the Company reported unrealized appreciation from non-affiliated investments transactions of $431 thousand, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.

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

The Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to Common Shares if asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On November 8, 2022, the Company’s sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. In addition, while any senior securities remain outstanding, the Company will be required to make provisions to prohibit any dividend distribution to shareholders or the repurchase of such securities or shares unless the Company meets the applicable asset coverage ratios at the time of the dividend distribution or repurchase. The Company also may be permitted to borrow amounts up to 5% of the value of the total assets for temporary or emergency purposes, which borrowings would not be considered senior securities. As of December 31, 2024 and December 31, 2023, the Company had an aggregate amount of $94.2 million and $0 of debt securities outstanding and the asset coverage ratio was 229.1% and 0%, respectively.

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

For the year ended December 31, 2024, the Company had $5.1 million in cash and cash equivalents, including foreign currency. During that period, cash used in operating activities was $94.3 million, primarily as a result of purchasing portfolio investments of $117.3 million, partially offset by proceeds from repayment of investments of $9.5 million. Cash provided by financing activities was $83.1 million, primarily as a result of dividends paid in cash and borrowings under the Revolving Credit Facility.

For the year ended December 31, 2023, we had $16.3 million in cash and cash equivalents, including foreign currency. During that period, cash used in operating activities was $83.1 million, primarily as a result of purchasing portfolio investments of $98.9 million, partially offset by proceeds from repayment of investments of $7.3 million. Cash provided by financing activities was $96.2 million, primarily as a result of proceeds from issuance of Common Shares.

For the period from December 13, 2022 (commencement of operations) through December 31, 2022, we had $3.2 million in cash and cash equivalents. During that period, cash used in operating activities was $8.5 million, primarily as a result of purchasing portfolio investments of $8.5 million. Cash provided by financing activities was $11.7 million, primarily as a result of proceeds from issuance of Common Shares.

Equity

The following tables summarize transactions with respect to the Common Shares for the years ended December 31, 2024 and 2023 (dollars in thousands except share amounts):

	For the year ended December 31, 2024
	Class I		Class S		Class D
	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	47,539	$1,177	—	$—	—	$—
Shares/gross proceeds from the private placements	—	—	—	—	—	—
Share transfers between classes	—	—	—	—	—	—
Reinvestment of distribution	507,074	12,608	82	2	86	2
Repurchased Shares	—	—	—	—	—	—
Net Increase (decrease)	554,613	$13,785	82	$2	86	$2

	For the year ended December 31, 2023
	Class I		Class S		Class D
	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	3,818,777	$97,425	382	$10	382	$10
Shares/gross proceeds from the private placements	—	—	—	—	—	—
Share transfers between classes	—	—	—	—	—	—
Reinvestment of distribution	35,487	964	—	—	—	—
Repurchased Shares	—	—	—	—	—	—
Net Increase (decrease)	3,854,264	$98,389	382	$10	382	$10

Distributions

The following tables summarize the Company’s distributions declared and payable for the year ended December 31, 2024 (dollars in thousands except per share amounts) by share class:

					Class I
			Regular Distribution	Variable Distribution	Total Distribution	Distribution
Declaration Date	Record Date	Payment Date	Per Share	Per Share	Per Share	Amount
January 24, 2024	January 31, 2024	February 27, 2024	$0.22500	$—	$0.22500	$972
February 23, 2024	February 29, 2024	March 27, 2024	0.22500	—	0.22500	986
March 22, 2024	March 28, 2024	April 26, 2024	0.22500	—	0.22500	995
April 22, 2024	April 30, 2024	May 29, 2024	0.22500	—	0.22500	1,009
May 22, 2024	May 31, 2024	June 26, 2024	0.22500	—	0.22500	1,018
June 21, 2024	June 28, 2024	July 29, 2024	0.22500	—	0.22500	1,026
July 22, 2024	July 29, 2024	August 30, 2024	0.22500	—	0.22500	1,036
August 22, 2024	August 29, 2024	September 30, 2024	0.22500	—	0.22500	1,045
September 27, 2024	September 30, 2024	October 31, 2024	0.24000	0.05478	0.29478	1,383
October 25, 2024	October 31, 2024	November 26, 2024	0.24000	0.09638	0.33638	1,596
November 25, 2024	November 29, 2024	December 27, 2024	0.24000	0.08852	0.32852	1,581
December 30, 2024	December 31, 2024	January 28, 2025	0.24000	0.02868	0.26868	1,311

					Class S
			Regular Distribution	Variable Distribution	Total Distribution	Distribution
Declaration Date	Record Date	Payment Date	Per Share	Per Share	Per Share	Amount
January 24, 2024	January 31, 2024	February 27, 2024	$0.20680	$—	$0.20680	$—	*
February 23, 2024	February 29, 2024	March 27, 2024	0.20680	—	0.20680	—	*
March 22, 2024	March 28, 2024	April 26, 2024	0.20680	—	0.20680	—	*
April 22, 2024	April 30, 2024	May 29, 2024	0.20680	—	0.20680	—	*
May 22, 2024	May 31, 2024	June 26, 2024	0.20680	—	0.20680	—	*
June 21, 2024	June 28, 2024	July 29, 2024	0.20680	—	0.20680	—	*
July 22, 2024	July 29, 2024	August 30, 2024	0.20680	—	0.20680	—	*
August 22, 2024	August 29, 2024	September 30, 2024	0.20680	—	0.20680	—	*
September 27, 2024	September 30, 2024	October 31, 2024	0.22177	0.05478	0.27655	—	*
October 25, 2024	October 31, 2024	November 26, 2024	0.22177	0.09697	0.31874	—	*
November 25, 2024	November 29, 2024	December 27, 2024	0.22177	0.08863	0.31040	—	*
December 30, 2024	December 31, 2024	January 28, 2025	0.22177	0.02946	0.25123	—	*

					Class D
			Regular Distribution	Variable Distribution	Total Distribution	Distribution
Declaration Date	Record Date	Payment Date	Per Share	Per Share	Per Share	Amount
January 24, 2024	January 31, 2024	February 27, 2024	$0.22100	$—	$0.22100	$—	*
February 23, 2024	February 29, 2024	March 27, 2024	0.22100	—	0.22100	—	*
March 22, 2024	March 28, 2024	April 26, 2024	0.22100	—	0.22100	—	*
April 22, 2024	April 30, 2024	May 29, 2024	0.22100	—	0.22100	—	*
May 22, 2024	May 31, 2024	June 26, 2024	0.22100	—	0.22100	—	*
June 21, 2024	June 28, 2024	July 29, 2024	0.22100	—	0.22100	—	*
July 22, 2024	July 29, 2024	August 30, 2024	0.22100	—	0.22100	—	*
August 22, 2024	August 29, 2024	September 30, 2024	0.22100	—	0.22100	—	*
September 27, 2024	September 30, 2024	October 31, 2024	0.23485	0.05478	0.28963	—	*
October 25, 2024	October 31, 2024	November 26, 2024	0.23485	0.09656	0.33141	—	*
November 25, 2024	November 29, 2024	December 27, 2024	0.23485	0.08742	0.32227	—	*
December 30, 2024	December 31, 2024	January 28, 2025	0.23485	0.02781	0.26266	—	*

*Less than $500

The following tables summarize our distributions declared and payable for the year ended December 31, 2023 (dollars in thousands except per share amounts) by share class:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
November 27, 2023	November 30, 2023	December 20, 2023	$0.22500	$964
December 22, 2023	December 29, 2023	January 20, 2024	0.22500	973
December 22, 2023	December 29, 2023	January 20, 2024	2.57225	11,118	(1)

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
December 22, 2023	December 29, 2023	January 20, 2024	$0.20680	$—	*
December 22, 2023	December 29, 2023	January 20, 2024	2.26391	1	(1)

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
December 22, 2023	December 29, 2023	January 20, 2024	$0.22100	$—	*
December 22, 2023	December 29, 2023	January 20, 2024	2.32949	1	(1)

*Less than $500

(1)Represents a special distribution.

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

Share Repurchase Program

The Company provides liquidity through a quarterly repurchase program pursuant to which offers to repurchase, in each quarter, up to 5% of its Common Shares outstanding (either by number of Shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended and Section 23 (c) of the 1940 Act. All Shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Shares. Any repurchases of the Manager’s and affiliate shares will be on the same terms and subject to the same limitations as other shareholders.

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

The Company commenced the share repurchase program during the first quarter of 2024. During the year ended December 31, 2024, no Common Shares were repurchased by the Company.

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

The following table presents outstanding borrowings as of December 31, 2024 and 2023 (dollar amounts in thousands):

	December 31, 2024
	Aggregate
	Principal	Outstanding	Carrying	Unused	Amount
	Committed	Principal	Value	Portion(1)	Available(2)
Revolving Credit Facility	$150,000	$94,150	$94,150	$55,850	$52,607
Total	$150,000	$94,150	$94,150	$55,850	$52,607

	December 31, 2023
	Aggregate
	Principal	Outstanding	Carrying	Unused	Amount
	Committed	Principal	Value	Portion(1)	Available(2)
Revolving Credit Facility	$150,000	$—	$—	$150,000	$65,881
Total	$150,000	$—	$—	$150,000	$65,881

(1)The unused portion is the amount upon which commitment fees, if any, are based.

(2)The amount available reflects any limitations related to the credit facility’s borrowing base.

For additional information on our debt obligations see “Note 6. Borrowings” to the financial statements.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. The Company considers the most significant accounting policies to be those related to Valuation of Portfolio Investments, are described below. The critical accounting policies and estimates should be read in conjunction with our financial statements and related notes in, Part II, Item 8, as well as with our “Risk Factors” in Part I, Item 1A of this Annual Report Form 10-K.

The Company values its investments in accordance with FASB ASC 820, Fair Value Measurement (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. The Company is required to report its investments for which current market values are not readily available at fair value. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a readily available market for these investments existed, and these differences could be material. See “Item 8. Financial Statements – Note 5. Fair Value Measurements.”

The Company’s Board has adopted valuation procedures for security valuation under which fair valuation responsibilities have been delegated to PGIM Investments as Valuation Designee. Pursuant to the Board’s delegation, the Valuation Designee has established a valuation committee responsible for supervising the fair valuation of portfolio securities and other assets and liabilities. The valuation procedures permit the Company to utilize independent valuation advisor services.

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

On January 17, 2025, the Company entered into an agreement to increase the aggregate commitments under the Revolving Credit Facility from $150 million to $175 million. The accordion feature of the Revolving Credit Facility allows the Company, under certain circumstances, to increase the aggregate commitments under the Revolving Credit Facility up to $350 million.

On January 28, 2025, the Company declared a distribution of $0.29226 per Class I Share, $0.27438 per Class S Share, and $0.28723 per Class D Share which was paid on February 27, 2025 to shareholders of record as of January 31, 2025.

On February 27, 2025, the Company declared a distribution of $0.27707 per Class I Share, $0.25894 per Class S Share, and $0.27175 per Class D Share which is payable on March 28, 2025 to shareholders of record as of February 28, 2025.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

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

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. The Company intends to fund portions of its investments with borrowings, and at such time, net investment income will be affected by the difference between the rate at which the Company invests and the rate at which the Company borrows. Accordingly, the Company cannot assure shareholders that a significant change in market interest rates will not have a material adverse effect on net investment income.

If deemed prudent, the Company may use interest rate risk management techniques in an effort to minimize its exposure to interest rate fluctuations. The Company may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. The Company may also borrow funds in local currency as a way to hedge our non-U.S. denominated investments.

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

Based on the Statement of Assets and Liabilities as of December 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in investment (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$6,383	$(2,825)	$3,558
Up 200 basis points	4,256	(1,883)	2,373
Up 100 basis points	2,128	(942)	1,186
Down 100 basis points	(2,128)	942	(1,186)
Down 200 basis points	(4,256)	1,883	(2,373)

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of PGIM Private Credit Fund

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of PGIM Private Credit Fund (the "Company") as of December 31, 2024 and 2023, and the related statements of operations, of changes in net assets and of cash flows for the years ended December 31, 2024 and 2023, and for the period from December 13, 2022 (commencement of operations) through December 31, 2022, including the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in its net assets and its cash flows for the years ended December 31, 2024 and 2023, and for the period from December 13, 2022 (commencement of operations) through December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 and 2023 by correspondence with the custodian, agent banks and transfer agent. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

New York, New York

March 18, 2025

We have served as the Company’s auditor since 2022.

PGIM Private Credit Fund

Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Investments at fair value
Non-affiliated investments (cost of $209,254 and $100,588, respectively)(1)	$209,214	$101,019
Cash and cash equivalents	3,742	16,079
Foreign currency, at value (cost $1,417 and $197, respectively)	1,383	199
Interest receivable from non-affiliated investments	1,064	584
Deferred financing costs	918	1,159
Receivable for investments sold	33	21
Unrealized appreciation on OTC forward foreign currency exchange contracts	1,006	—
Due from Manager	400	1,273
Prepaid expenses	22	40
Total assets	$217,782	$120,374

LIABILITIES
Debt (Note 6)	94,150	—
Distribution payable (Note 8)	1,311	12,093
Unrealized depreciation on OTC forward foreign currency exchange contracts	7	282
Professional fees payable	200	962
Pricing fees payable	29	105
Interest payable	247	98
Custodian and accounting fees payable	172	74
Transfer agent’s fees payable	16	14
Affiliated transfer agent’s fees payable	4	2
Accrued expense and other liabilities	58	45
Total liabilities	$96,194	$13,675

Commitments and contingencies (Note 7)

NET ASSETS
Common Shares, $0.001 par value (unlimited shares authorized; 4,877,909 and 4,323,128 shares issued and outstanding, respectively)	5	4
Paid in capital in excess of par	120,294	106,610
Total distributable earnings/(accumulated losses)	1,289	85
Total net assets	$121,588	$106,699
Total liabilities and net assets	$217,782	$120,374
NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$121,564	$106,679
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	4,876,977	4,322,364
Net asset value per share	$24.93	$24.68

Class S Shares:
Net assets	$12	$10
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	464	382
Net asset value per share	$25.40	$25.13

Class D Shares:
Net assets	$12	$10
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	468	382
Net asset value per share	$25.38	$25.13
(1)	Includes fair value of unfunded loan commitments which are disclosed in footnote seven within the Schedule of Investments and Note 7. Commitments and Contingencies.

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Statements of Operations
(in thousands)

					For the period from
					December 13, 2022
					(commencement of
	For the Year Ended		For the Year Ended		operations) through
	December 31, 2024		December 31, 2023		December 31, 2022
Investment income
From non-affiliated investments:
Interest income	$17,680		$8,558		$45
Dividend income	182		1,299		—
Fee income	243		108		—
Payment-in-kind	71		—		—
From affiliated investments:
Dividend income	40		—		—
Total investment income	18,216		9,965		45

Expenses
Interest expense	3,266		140		—
Professional fees	2,263		2,235		50
Management fees (Note 3)	1,426		485		—
Income based incentive fees (Note 3)	1,153		608		—
Capital gains incentive fees (Note 3)	104		—		—
Custodian and accounting fees	337		200		22
Transfer agent’s fees and expenses (Note 3)(**)	223		161		—
Trustees’ fees	206		176		—
Shareholders’ reports	181		105		—
Blue sky fees	90		—		—
Pricing fees	50		105		—
Servicing and distribution fees	—	(*)	—	(*)	—
Other general & administrative	115		146		20
Total expenses	9,414		4,361		92
Expense reimbursement (Note 3)	(2,939)		(2,708)		(89)
Incentive fees waived (Note 3)	(1,257)		(608)		—
Management fees waived (Note 3)	(1,426)		(485)		—
Net expenses	3,792		560		3
Net investment income (loss)	14,424		9,405		42

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-affiliated investments transactions	14		2		—
Forward foreign currency contracts transactions	(141)		61		—
Foreign currency transactions	(11)		(17)		—
Net realized gain (loss)	(138)		46		—
Net change in unrealized appreciation (depreciation):
Non-affiliated investments	(471)		431		—
Forward foreign currency contracts	1,281		(282)		—
Foreign currency	(36)		2		—
Net change in unrealized appreciation (depreciation)	774		151		—
Net realized and unrealized gain (loss)	636		197		—
Net increase (decrease) in net assets resulting from operations	$15,060		$9,602		$42

(*)Less than $500

(**)

For the years ended December 31, 2024 and December 31, 2023, $25 and $2, respectively, of affiliated expenses were included. For the period from December 13, 2022 (commencement of operations) through December 31, 2022, there were no affiliated expenses incurred by the Company.

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Statements of Changes in Net Assets
(in thousands)

				For the period from
				December 13, 2022
	For the Year Ended	For the Year Ended		(commencement of operations ) through
	December 31, 2024	December 31, 2023		December 31, 2022
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$14,424	$9,405		$42
Net realized gain (loss)	(138)	46		—
Net change in unrealized appreciation (depreciation)	774	151		—
Net increase (decrease) in net assets resulting from operations	15,060	9,602		42

Distributions to common shareholders
Class I	(13,958)	(8,348)		—
Class S	(1)	(1)		—
Class D	(1)	(1)		—
	(13,960)	(8,350)		—
Tax return of capital distributions
Class I	—	(4,707)		—
Class S	—	—	(*)	—
Class D	—	—	(*)	—
	—	(4,707)		—
Net decrease in net assets resulting from distributions	(13,960)	(13,057)		—

Share transactions
Class I:
Proceeds from shares sold	1,177	97,425		11,700
Distributions reinvested	12,608	964		—
Class S:
Proceeds from shares sold	—	10		—
Distributions reinvested	2	—		—
Class D:
Proceeds from shares sold	—	10		—
Distributions reinvested	2	—		—
Net increase (decrease) from share transactions	13,789	98,409		11,700
Total increase (decrease) in net assets	14,889	94,954		11,742
Net Assets, beginning of period	106,699	11,745		3
Net Assets, end of period	$121,588	$106,699		$11,745

(*)Less than $500

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Statements of Cash Flows
(in thousands)

			For the period from
			December 13, 2022
			(commencement of
	For the Year Ended	For the Year Ended	operations) through
	December 31, 2024	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$15,060	$9,602	$42
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	471	(431)	—
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(1,281)	282	—
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	36	(2)	—
Net realized (gain) loss on investments	(14)	(2)	—
Payment-in-kind interest capitalized	(71)	—	—
Net accretion of discount and amortization of premium	(803)	(519)	(2)
Amortization of deferred financing costs	241	41	—
Purchases of investments	(117,255)	(98,912)	(8,484)
Proceeds from principal repayments	9,477	7,331	—
Changes in operating assets and liabilities:
Interest receivable from non-affiliated investments	(480)	(541)	(43)
Receivable for investments sold	(12)	(21)	—
Due from Manager	873	(1,184)	(89)
Prepaid expenses	18	(39)	(1)
Professional fees payable	(762)	912	50
Pricing fees payable	(76)	105	—
Interest payable	149	98	—
Custodian and accounting fees payable	98	52	22
Transfer agent’s fees payable	2	14	—
Affiliated transfer agent's fees payable	2	2	—
Accrued expenses and other liabilities	13	25	20
Net cash provided by (used in) operating activities	(94,314)	(83,187)	(8,485)

Cash flows from financing activities:
Borrowings of debt	112,050	—	—
Repayments of debt	(17,900)	—	—
Proceeds from issuance of Common Shares	1,177	97,445	11,700
Deferred financing costs paid	—	(1,200)	—
Distributions paid in cash	(12,130)	—	—
Net cash provided by (used in) financing activities	83,197	96,245	11,700

Net increase (decrease) in cash and cash equivalents, including foreign currency	(11,117)	13,058	3,215
Effect of foreign exchange rate changes on cash and cash equivalents	(36)	2	—
Cash and cash equivalents, beginning of period	16,278	3,218	3
Cash and cash equivalents, end of period, including foreign currency	$5,125	$16,278	$3,218
Supplemental information and non-cash activities:
Interest paid during the period	$2,876	$—	$—
Distribution payable	$1,311	$12,093	$—
Issuance of Common Shares in connection with distribution reinvestment plan	$12,612	$964	$—

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments

December 31, 2024

(in thousands)

	Reference					Par
	Rate and				Maturity	Amount/			Fair	% of
Investments(1)(11)	Spread (2)			Interest Rate(2)	Date	Units		Cost(3)	Value	Net Assets
Investments—non-affiliated
First Lien Debt(4) (5)
Aerospace & Defense
Nayak Aircraft Services Holdings GmbH (Germany) (7)	3M	E+	5.75%	8.47%	1/16/2030	EUR	3,246	$3,460	$3,287	2.71%
Nayak Aircraft Services Holdings GmbH (Delayed Draw) (Germany) (6) (7)	3M	E+	5.75%	8.47%	1/16/2030	EUR	877	(18)	(20)	(0.02)
								3,442	3,267	2.69
Auto Components
ACS Industries, Inc.	1M	S +	5.35%	9.71%	11/26/2030		6,000	5,897	5,897	4.85
								5,897	5,897	4.85
Beverages
Cold Spring Brewing Company	1M	S +	4.75%	9.23%	12/10/2030		6,000	5,941	5,941	4.89
Suja Merger Sub, LLC (8)	1M	S +	5.60%	9.96%	8/23/2029		2,940	2,917	2,911	2.39
								8,858	8,852	7.28
Building Products
Titan Home Improvement, LLC	3M	S +	5.75%	10.26%	5/31/2030		3,156	3,098	3,111	2.56
Titan Home Improvement, LLC (Delayed Draw)(6)	3M	S +	5.75%	10.26%	5/31/2030		593	(5)	(8)	(0.01)
Titan Home Improvement, LLC (Revolver)(6)	3M	S +	5.75%	10.26%	5/31/2030		520	(10)	(7)	(0.01)
The Wells Companies, Inc	1M	S +	5.75%	10.11%	4/02/2029		12,097	11,761	11,816	9.72
								14,844	14,912	12.26
Business Services
Eureka Entertainment, LLC	3M	S +	6.90%	11.41%	12/20/2027		2,106	2,076	2,088	1.72
Eureka Entertainment, LLC (Revolver) (6) (9)	3M	S +	6.90%	11.41%	12/20/2027		319	149	151	0.12
				11.23%
	6M	S +	7.00%	12.14%
				11.39%
								2,225	2,239	1.84
Chemicals
AgroFresh, Inc.	1M	E +	7.00%	9.86%	3/31/2029	EUR	801	850	811	0.67
AgroFresh, Inc.	1M	S +	6.35%	10.71%	3/31/2029		5,754	5,626	5,629	4.63
AgroFresh, Inc. (Revolver) (6)	1M	S +	6.35%	10.71%	3/31/2028		566	526	525	0.43
Airedale Newco Limited (United Kingdom) (7)	3M	SN+	6.00%	10.70%	12/21/2028	GBP	4,782	5,929	5,849	4.81
Airedale Newco Limited (Revolver) (United Kingdom) (6) (7)	3M	SN+	6.00%	10.70%	12/21/2028	GBP	781	(25)	(22)	(0.02)
Kandelium Group GmbH (France) (7)	3M	E+	5.75%	8.43%	11/22/2030	EUR	3,024	3,206	3,062	2.52
Kandelium Group GmbH (France) (7)	3M	S +	6.35%	10.68%	11/22/2030		1,926	1,875	1,883	1.55
Kandelium Group GmbH (Delayed Draw) (France) (7)	3M	S +	6.35%	10.68%	11/22/2030		1,284	1,251	1,256	1.03
								19,238	18,993	15.62
Commercial Services & Supplies
CI(MG) Intermediate, LLC	3M	S +	7.15%	11.47%	3/24/2028		30	29	29	0.02
CI(MG) Intermediate, LLC	3M	S +	7.15%	11.66%	3/24/2028		2,033	1,987	1,992	1.64
CI(MG) Intermediate, LLC (Delayed Draw) (6)	3M	S +	7.15%	11.47%	3/24/2028		70	(1)	(1)	—
CI(MG) Intermediate, LLC (Delayed Draw) (6) (9)	3M	S +	7.15%	11.81%	3/24/2028		3,944	3,398	3,407	2.80
				11.67%
				11.66%
				11.48%
CI(MG) Intermediate, LLC (Revolver) (6) (9)	3M	S +	7.15%	11.48%	3/24/2028		630	246	239	0.20
				11.66%
HEF Safety Ultimate Holdings, LLC	3M	S +	5.25%	9.58%	11/19/2029		2,045	2,002	2,039	1.68
HEF Safety Ultimate Holdings, LLC (Delayed Draw) (6)	3M	S +	5.25%	9.58%	11/19/2029		563	(6)	(2)	—
HEF Safety Ultimate Holdings, LLC (Revolver) (6)	3M	S +	5.25%	9.58%	11/19/2029		297	135	140	0.11
Nationwide Acquisition, LLC	1M	S +	5.25%	9.61%	10/1/2029		8,170	8,014	8,014	6.59
Nationwide Acquisition, LLC (Delayed Draw) (6)	1M	S +	5.25%	9.61%	10/1/2029		2,234	(21)	(21)	(0.02)
Nationwide Acquisition, LLC (Revolver) (6)	1M	S +	5.25%	9.61%	10/1/2029		1,576	(30)	(30)	(0.02)
ZircoData Holdings Pty Ltd (Australia) (7) (8)	3M	B +	8.00%	12.50%	5/3/2026	AUD	1,674	1,114	1,024	0.84
								16,867	16,830	13.84
Construction & Engineering
ADB Companies, LLC (8)	3M	S +	6.76%	11.09%	12/18/2025		2,455	2,440	2,410	1.98
ADB Companies, LLC	3M	S +	6.76%	11.35%	12/18/2025		468	463	460	0.38
APS Acquisition Holdings, LLC	3M	S +	5.75%	10.08%	7/11/2029		2,661	2,613	2,624	2.16
APS Acquisition Holdings, LLC (Delayed Draw) (6)	3M	S +	5.75%	10.08%	7/11/2029		944	(9)	(13)	(0.01)
APS Acquisition Holdings, LLC (Revolver) (6)	3M	S +	5.75%	10.08%	7/11/2029		472	(9)	(6)	(0.01)
Capital Construction, LLC	1M	S +	5.60%	10.15%	10/22/2026		915	905	909	0.75
Capital Construction, LLC (Delayed Draw)	1M	S +	5.60%	10.15%	10/22/2026		1,241	1,227	1,232	1.01
Capital Construction, LLC (Revolver) (6)	1M	S +	5.60%	10.15%	10/22/2026		222	(2)	(2)	—
Full Circle Fiber Operating LLC	3M	S +	7.15%	11.48%	12/16/2027		5,353	5,270	5,280	4.34
TriplePoint Acquisition Holdings LLC	3M	S +	5.50%	9.83%	5/31/2029		4,455	4,376	4,413	3.63
TriplePoint Acquisition Holdings LLC (Delayed Draw) (6)	3M	S +	5.50%	9.83%	5/31/2029		1,119	(10)	(11)	(0.01)
TriplePoint Acquisition Holdings LLC (Revolver) (6)	3M	S +	5.50%	9.83%	5/31/2029		622	(11)	(6)	—
								17,253	17,290	14.22
Containers & Packaging
Close The Loop Group USA, Inc.	3M	S +	6.15%	10.48%	10/26/2029		2,742	2,695	2,727	2.24
Close The Loop Group USA, Inc. (Revolver) (6)	3M	S +	6.15%	10.48%	12/26/2029		589	(10)	(3)	—
Johns-Byrne LLC	3M	S +	6.00%	10.33%	8/31/2029		989	968	977	0.80
Johns-Byrne LLC (Delayed Draw) (6)	3M	S +	6.00%	10.33%	8/31/2029		267	(5)	(3)	—
Johns-Byrne LLC (Revolver) (6)	3M	S +	6.00%	10.33%	8/31/2029		134	(3)	(2)	—
NPPI Buyer, LLC	3M	S +	5.00%	9.33%	8/20/2029		8,820	8,697	8,738	7.19
NPPI Buyer, LLC (Delayed Draw) (6)	3M	S +	5.00%	9.33%	8/20/2029		1,895	(13)	(18)	(0.02)
NPPI Buyer, LLC (Revolver) (6)	3M	S +	5.00%	9.33%	8/20/2029		1,263	(18)	(12)	(0.01)
Toledo AcquisitionCo Inc. (8)	6M	S +	6.75%	11.19%	8/21/2029		2,947	2,914	2,907	2.39
								15,225	15,311	12.59
Distributors
Delaware Valley Floral Group LLC	3M	S +	5.85%	10.18%	8/24/2028		507	498	502	0.41
Delaware Valley Floral Group LLC (Revolver) (6)	3M	S +	5.85%	10.18%	8/24/2028		327	(6)	(4)	—
								492	498	0.41
Diversified Consumer Services
Aptive Environmental, LLC	1M	S +	5.50%	9.86%	10/1/2030		5,419	5,297	5,297	4.36
Aptive Environmental, LLC (Revolver) (6)	1M	S +	5.50%	9.86%	10/1/2030		554	(12)	(12)	(0.01)
Global Education Holdings Limited (Revolver) (United Kingdom) (7)	1M	P +	2.75%	9.70%	5/22/2025	GBP	344	433	431	0.35
We Work for Kids, LLC	3M	S +	5.50%	9.83%	9/26/2029		11,067	10,856	10,910	8.97
We Work for Kids, LLC (Revolver) (6)	3M	S +	5.50%	9.83%	9/26/2029		905	(17)	(13)	(0.01)
								16,557	16,613	13.66
Electronic Equipment, Instruments & Components
Rochester Sensors, LLC	3M	S +	7.15%	11.48%	5/8/2028		6,626	6,510	6,509	5.35
Rochester Sensors, LLC (Revolver)	3M	S +	7.15%	11.48%	5/8/2028		545	536	536	0.44
								7,046	7,045	5.79

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments (continued)

December 31, 2024

(in thousands)

	Reference						Par
	Rate and					Maturity	Amount/			Fair	% of
Investments(1)(11)	Spread(2)			Interest Rate(2)		Date	Units		Cost(3)	Value	Net Assets
Environmental & Facilities Services
Legend Buyer, Inc.	3M	S +	5.60%	9.93%		1/19/2029		1,112	$1,092	$1,095	0.90%
Legend Buyer, Inc. (Revolver) (6)	6M	S +	5.60%	9.87%		1/19/2029		214	(4)	(3)	—
									1,088	1,092	0.90
Food Products
Hometown Food Company	1M	S +	4.60%	9.05%		8/16/2029		5,864	5,821	5,821	4.79
Sun Orchard, LLC (9)	3M	S +	5.50%	9.83%		7/8/2028		8,530	8,413	8,452	6.95
				10.09%
Sun Orchard, LLC (Delayed Draw) (6)	3M	S +	5.50%	9.83%		7/8/2028		3,448	(47)	(32)	(0.03)
									14,187	14,241	11.71
Gas Utilities
Sail Energy, LLC	6M	S +	7.25%	11.53%		1/24/2028		1,132	1,117	1,118	0.92
Sail Energy, LLC (Delayed Draw)	6M	S +	7.25%	11.53%		1/24/2028		761	751	751	0.62
Sail Energy, LLC (Revolver) (6)	6M	S +	7.25%	11.53%		1/24/2028		381	(5)	(4)	(0.01)
									1,863	1,865	1.53
Health Care Equipment
Medical Device Inc.	3M	S +	6.35%	10.68%		7/11/2029		1,596	1,564	1,569	1.29
Medical Device Inc. (Revolver) (6)	3M	S +	6.35%	10.68%		7/11/2029		202	(4)	(3)	—
									1,560	1,566	1.29
Health Care Providers & Services
ADB Acquiror, Inc	3M	S +	8.03%	12.35%		5/12/2028		5,190	5,088	5,105	4.20
ADB Acquiror, Inc (Delayed Draw) (6)	3M	S +	8.03%	12.35%		5/12/2028		1,545	62	66	0.06
ADB Acquiror, Inc (Revolver) (6) (9)	3M	S +	8.03%	12.35%		5/12/2028		455	173	174	0.14
	3M	P +	6.88%	14.38%
MM Proton I, LLC	1M	S +	6.75%	11.30%		5/29/2029		6,603	6,515	6,562	5.40
Pharmacy Partners Acquisition, LLC	3M	S +	6.50%	11.01%		2/28/2029		1,006	993	1,002	0.82
Pharmacy Partners Acquisition, LLC (Revolver) (6)	3M	S +	6.50%	11.01%		2/28/2029		202	(3)	(1)	—
									12,828	12,908	10.62
Hotels, Restaurants & Leisure
Regisa DC, S.A. (Spain) (7)	3M	E +	5.75%	8.68%		11/14/2030	EUR	441	450	444	0.37
									450	444	0.37
Household Products
Bluesun Consumer Brands, S.L. (Spain) (7)	3M	E +	5.75%	8.43%		2/28/2030	EUR	3,111	3,285	3,182	2.62
									3,285	3,182	2.62
Human Resource & Employment Services
Pryor Learning, LLC	1M	S +	6.85%	11.21%		2/28/2028		1,791	1,764	1,774	1.46
Pryor Learning, LLC (Revolver) (6)	1M	S +	6.85%	11.21%		2/28/2028		203	(3)	(2)	—
									1,761	1,772	1.46
IT Consulting & Other Services
Kopius Holdings (8)	3M	S +	6.26%	10.73%		12/3/2026		2,359	2,344	2,347	1.93
									2,344	2,347	1.93
IT Services
Penncomp LLC	1M	S +	6.35%	10.71%		10/17/2028		3,681	3,610	3,660	3.01
Penncomp LLC (Delayed Draw) (6)	1M	S +	6.35%	10.71%		10/17/2028		1,180	883	892	0.73
Penncomp LLC (Revolver) (6)	1M	S +	6.35%	10.71%		10/17/2028		148	(3)	(1)	—
									4,490	4,551	3.74
Media
AOM Intermediate Holdco, LLC	3M	S +	6.65%	10.98%		8/22/2028		3,290	3,225	3,238	2.66
AOM Intermediate Holdco, LLC (Revolver) (6) (9)	3M	S +	6.65%	10.97%		8/22/2028		258	64	65	0.05
				10.98%
AS1 Sports Bidco Limited (United Kingdom) (7)	3M	E +	6.00%	8.68%		9/26/2030	EUR	366	398	371	0.31
AS1 Sports Bidco Limited (Revolver) (United Kingdom) (6) (7)	3M	E +	6.00%	8.68%		9/26/2030	EUR	63	(2)	(2)	—
TG Studios US, LLC	3M	S +	7.90%	12.23%		4/6/2029		5,000	4,887	4,945	4.07
									8,572	8,617	7.09
Paper & Forest Products
Hoffmaster Group, Inc.	1M	S +	6.25%	10.82%		2/24/2028		5,167	5,080	5,101	4.20
									5,080	5,101	4.20
Professional Services
Efficio Holdco Limited (United Kingdom) (7)	3M	E +	6.00%	8.68%		7/31/2031	EUR	79	83	80	0.07
Efficio Holdco Limited (United Kingdom) (7)	1M	S +	6.00%	10.31%		7/31/2031		386	376	378	0.31
HH Global Finance LTD (8)	6M	S +	6.18%	10.61%		2/25/2027		3,000	2,971	2,982	2.45
Prestige Employee Administrators, LLC (8)	1M	S +	6.10%	10.46%		12/31/2025		2,993	2,978	2,992	2.46
Studio Bidco B.V. (Netherlands) (7)	3M	E +	6.25%	8.97%		4/24/2031	EUR	326	340	330	0.27
Studio Bidco B.V. (Delayed Draw) (Netherlands) (6) (7)	3M	E +	6.25%	8.97%		4/24/2031	EUR	122	(2)	(3)	—
Tetris Bidco Limited (United Kingdom) (7)	3M	SN +	6.75%	11.45%		10/24/2029	GBP	1,974	2,344	2,433	2.00
Tetris Bidco Limited (United Kingdom) (7)	1M	SN +	6.75%	11.45%		10/24/2029	GBP	71	90	88	0.07
Tetris Bidco Limited (Revolver) (United Kingdom) (6) (7)	3M	SN +	6.75%	11.45%		10/24/2029	GBP	263	(8)	(5)	—
									9,172	9,275	7.63
Software
CF Newco, Inc.	3M	S +	6.25%	10.68%		12/10/2029		5,571	5,434	5,434	4.47
CF Newco, Inc. (Revolver) (6) (9)	3M	S +	6.25%	10.68%		12/10/2029		429	289	289	0.24
				10.58%
Knowledge Support Systems, Inc. (8)	3M	S +	7.00%	11.83%		11/17/2029		1,655	1,623	1,631	1.34
									7,346	7,354	6.05
Trading Companies & Distributors
CPIG Holdco Inc.	3M	S +	7.10%	11.69%		4/28/2028		4,489	4,394	4,437	3.65
Entertainment Earth, LLC (8)	3M	S +	8.65%	12.98	% (incl.	7/22/2027		2,922	2,890	2,715	2.23
				7.50	% PIK)
									7,284	7,152	5.88
Total First Lien Debt									$209,254	$209,214	172.07%
Total Investments—non-affiliated									$209,254	$209,214	172.07%

Cash Equivalents
PGIM Core Ultra Short Bond Fund (10)								19	$19	$19	0.01%
Cash Equivalents									$19	$19	0.01%
Total Portfolio Investments and Cash Equivalents									$209,273	$209,233	172.08%
(1)	Unless otherwise indicated, issuers of debt investments held by the Company are denominated in USD. All debt investments are income producing unless otherwise indicated.

PGIM Private Credit Fund

Schedule of Investments (continued)

December 31, 2024

(in thousands)

(2)	Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), EuroInterbank Offered Rate (“EURIBOR” or “E”), Australian Bank Bill Swap Rate (“BBSW” or “B”), Sterling Overnight Index Average (“SONIA or SN”), or an alternate base rate (commonly based on the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of December 31, 2024.
(3)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)	Unless otherwise indicated, issuers of debt held by the Company are domiciled in the United States.
(5)	All investments are valued using unobservable inputs (Level 3), unless otherwise noted (see “Note 2. Accounting Policies” and “Note 5. Fair Value Measurements”).
(6)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from unamortized fees, which are capitalized to the investment cost. See below for more information on the Company’s unfunded commitments:

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments (continued)

December 31, 2024

(in thousands)

				Unfunded
		Commitment		Commitment
Investments—non-affiliated	Commitment Type	Expiration Date	Unfunded	Fair Value
ADB Acquiror, Inc	Delayed Draw Term Loan	5/12/2028	$1,454	$(24)
ADB Acquiror, Inc	Revolver	5/12/2028	273	(4)
AgroFresh, Inc.	Revolver	3/31/2028	28	(1)
Airedale Newco Limited	Revolver	12/21/2028	994	(22)
AOM Intermediate Holdco, LLC	Revolver	8/22/2028	189	(3)
APS Acquisition Holdings, LLC	Delayed Draw Term Loan	7/11/2029	944	(13)
APS Acquisition Holdings, LLC	Revolver	7/11/2029	472	(6)
Aptive Environmental, LLC	Revolver	10/1/2030	554	(12)
AS1 Sports Bidco Limited	Revolver	9/26/2030	70	(2)
Capital Construction, LLC	Revolver	10/22/2026	222	(2)
CF Newco, Inc.	Revolver	12/10/2029	129	(3)
CI(MG) Intermediate, LLC	Delayed Draw Term Loan	3/24/2028	456	(9)
CI(MG) Intermediate, LLC	Delayed Draw Term Loan	3/24/2028	70	(1)
CI(MG) Intermediate, LLC	Revolver	3/24/2028	377	(8)
Close The Loop Group USA, Inc.	Revolver	12/26/2029	589	(3)
Delaware Valley Floral Group LLC	Revolver	8/24/2028	327	(4)
Eureka Entertainment, LLC	Revolver	12/20/2027	166	(1)
HEF Safety Ultimate Holdings, LLC	Delayed Draw Term Loan	11/19/2029	563	(2)
HEF Safety Ultimate Holdings, LLC	Revolver	11/19/2029	157	(1)
Johns-Byrne LLC	Delayed Draw Term Loan	8/31/2029	267	(3)
Johns-Byrne LLC	Revolver	8/31/2029	134	(2)
Legend Buyer, Inc.	Revolver	1/19/2029	214	(3)
Medical Device Inc.	Revolver	7/11/2029	202	(3)
Nationwide Acquisition, LLC	Delayed Draw Term Loan	10/1/2029	2,234	(21)
Nationwide Acquisition, LLC	Revolver	10/1/2029	1,576	(30)
Nayak Aircraft Services Holdings GmbH	Delayed Draw Term Loan	1/16/2030	954	(20)
NPPI Buyer, LLC	Delayed Draw Term Loan	8/20/2029	1,895	(18)
NPPI Buyer, LLC	Revolver	8/20/2029	1,263	(12)
Penncomp LLC	Delayed Draw Term Loan	10/17/2028	281	(2)
Penncomp LLC	Revolver	10/17/2028	148	(1)
Pharmacy Partners Acquisition, LLC	Revolver	2/28/2029	202	(1)
Pryor Learning, LLC	Revolver	2/28/2028	203	(2)
Sail Energy, LLC	Revolver	1/24/2028	381	(4)
Studio Bidco B.V.	Delayed Draw Term Loan	4/24/2031	130	(3)
Sun Orchard, LLC	Delayed Draw Term Loan	7/8/2028	3,448	(32)
Tetris Bidco Limited	Revolver	10/24/2029	321	(5)
Titan Home Improvement, LLC	Delayed Draw Term Loan	5/31/2030	593	(8)
Titan Home Improvement, LLC	Revolver	5/31/2030	520	(7)
TriplePoint Acquisition Holdings LLC	Delayed Draw Term Loan	5/31/2029	1,119	(11)
TriplePoint Acquisition Holdings LLC	Revolver	5/31/2029	622	(6)
We Work for Kids, LLC	Revolver	9/26/2029	905	(13)
			$25,646	$(328)

(7)	The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2024, non-qualifying assets represented 11.04% of the Company’s total assets as calculated in accordance with regulatory requirements.
(8)	Represents a loan that was purchased by the Company and transferred at fair value from the parent company of PGIM Strategic Investments, Inc. in March 2023.
(9)	The investment has multiple unique terms, so the loan principal is being subdivided and accordingly, interest is being accrued at differing interest rates as presented on the Schedule of Investments.
(10)	Cash equivalents balance represents an investment in a company affiliated with the Manager as of December 31, 2024.
(11)	Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of a portfolio company's outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of December 31, 2024, all of the Company’s investments were non-controlled, non-affiliated.

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments (continued)

December 31, 2024

(in thousands)

Forward Foreign Currency Exchange Contracts

			Settlement	Unrealized Appreciation
Counterparty	Currency Purchased	Currency Sold	Date	(Depreciation)
Macquarie Bank Limited	USD 480	EUR 441	23-Nov-26	6
Nomura International plc	USD 94	GBP 73	30-Oct-26	3
Macquarie Bank Limited	USD 417	EUR 366	25-Sep-26	25
Macquarie Bank Limited	USD 88	EUR 79	31-Jul-26	4
Macquarie Bank Limited	USD 359	EUR 326	24-Apr-26	13
Macquarie Bank Limited	USD 3,482	EUR 3,111	27-Feb-26	184
Macquarie Bank Limited	GBP 266	USD 336	31-Dec-25	(4)
Macquarie Bank Limited	USD 6,601	GBP 5,180	31-Dec-25	130
Macquarie Bank Limited	USD 3,385	EUR 3,024	28-Nov-25	197
Macquarie Bank Limited	USD 434	GBP 344	22-May-25	4
Macquarie Bank Limited	AUD 12	USD 8	12-Feb-25	—	(*)
Macquarie Bank Limited	USD 1,163	AUD 1,774	12-Feb-25	64
Macquarie Bank Limited	AUD 61	USD 40	12-Feb-25	(2)
Nomura International plc	USD 73	EUR 68	15-Jan-25	2
Nomura International plc	USD 173	GBP 135	15-Jan-25	4
Nomura International plc	USD 10	EUR 9	15-Jan-25	—	(*)
Nomura International plc	USD 2	EUR 2	15-Jan-25	—	(*)
Nomura International plc	USD 33	AUD 50	15-Jan-25	2
Nomura International plc	USD 8	EUR 8	15-Jan-25	—	(*)
Nomura International plc	USD 77	EUR 72	15-Jan-25	2
Nomura International plc	USD 82	EUR 77	15-Jan-25	2
Nomura International plc	USD 76	GBP 59	15-Jan-25	2
Nomura International plc	USD 881	EUR 803	9-Jan-25	50
Nomura International plc	USD 3,564	EUR 3,246	9-Jan-25	202
Nomura International plc	USD 2,636	GBP 2,018	9-Jan-25	109
				$999
(*)	Less than $500

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments

December 31, 2023

(in thousands)

	Reference					Par
	Rate and				Maturity	Amount/			Fair	% of
Investments(1)(10)	Spread			Interest Rate(2)	Date	Units		Cost(3)	Value	Net Assets
Investments—non-affiliated
First Lien Debt(4) (5)
Beverages
Suja Merger Sub, LLC (6)	1M	S+	5.60%	10.96%	8/23/2027		$2,978	$2,947	$2,961	2.77%
								2,947	2,961	2.77
Business Services
Eureka Entertainment, LLC	1M	S+	6.85%	12.21%	12/20/2027		2,128	2,090	2,097	1.97
Eureka Entertainment, LLC (Revolver) (7)	1M	S+	6.85%	12.21%	12/20/2027		319	77	78	0.07
								2,167	2,175	2.04
Chemicals
AgroFresh, Inc.	1M	S+	6.60%	11.96%	3/31/2029		5,165	5,029	5,048	4.73
AgroFresh, Inc.	1M	E+	7.25%	11.19%	3/31/2029	EUR	817	863	881	0.83
AgroFresh, Inc. (Delayed Draw)	1M	S+	6.60%	11.96%	3/31/2029		707	689	691	0.65
AgroFresh, Inc. (Revolver) (7)	1M	S+	6.60%	11.96%	3/31/2028		566	410	412	0.38
Airedale Newco Limited (8)	3M	SN+	6.25%	11.44%	12/22/2028	GBP	5,313	6,548	6,570	6.16
Airedale Newco Limited (Revolver) (7) (8)	3M	SN+	6.25%	11.44%	12/22/2028	GBP	781	(31)	(30)	(0.03)
Kandelium Group GmbH (8)	3M	S+	6.22%	11.59%	11/22/2030		1,926	1,870	1,870	1.75
Kandelium Group GmbH (8)	6M	E+	5.50%	9.55%	11/22/2030	EUR	3,024	3,196	3,240	3.04
Kandelium Group GmbH (Delayed Draw) (7) (8)	3M	S+	6.22%	11.59%	11/22/2030		1,284	(19)	(19)	(0.02)
								18,555	18,663	17.49
Commercial Services & Supplies
CI(MG) Intermediate, LLC	3M	S+	7.15%	12.53%	3/24/2028		2,053	1,993	1,993	1.87
CI(MG) Intermediate, LLC (Delayed Draw) (7)	3M	S+	7.15%	12.53%	3/24/2028		1,155	(34)	(34)	(0.03)
CI(MG) Intermediate, LLC (Revolver) (7)	3M	S+	7.15%	12.53%	3/24/2028		257	(7)	(7)	(0.01)
HEF Safety Ultimate Holdings, LLC	3M	S+	5.75%	11.10%	11/17/2029		2,066	2,015	2,015	1.89
HEF Safety Ultimate Holdings, LLC (Delayed Draw) (7)	3M	S+	5.75%	11.10%	11/17/2029		563	(7)	(7)	(0.01)
HEF Safety Ultimate Holdings, LLC (Revolver) (7)	3M	S+	5.75%	11.10%	11/17/2029		297	72	72	0.07
ZircoData Holdings Pty Ltd (6) (8)	3M	B+	7.25%	11.66%	5/3/2026	AUD	1,793	1,191	1,214	1.14
								5,223	5,246	4.92
Construction & Engineering
ADB Acquisition, LLC (6)	3M	S+	6.76%	12.11%	12/18/2025		2,767	2,733	2,696	2.53
ADB Acquisition, LLC	3M	S+	6.76%	12.14%	12/18/2025		520	509	507	0.47
Capital Construction, LLC	1M	S+	6.35%	11.69%	10/22/2026		925	909	912	0.85
Capital Construction, LLC (Delayed Draw)	1M	S+	6.35%	11.70%	10/22/2026		1,253	1,233	1,236	1.16
Capital Construction, LLC (Revolver) (7)	1M	S+	6.35%	11.69%	10/22/2026		222	19	19	0.02
Full Circle Fiber Operating LLC	6M	S+	7.25%	12.43%	12/16/2027		5,444	5,336	5,352	5.02
Safety Infrastructure Services Intermediate LLC	3M	S+	7.15%	12.50%	7/21/2028		2,168	2,124	2,133	2.00
Safety Infrastructure Services Intermediate LLC (Revolver) (7)	3M	S+	7.15%	12.50%	7/21/2028		455	82	83	0.08
								12,945	12,938	12.13
Containers & Packaging
Close The Loop Group USA, Inc.	3M	S+	6.90%	12.25%	10/26/2029		2,814	2,757	2,769	2.60
Close The Loop Group USA, Inc. (Delayed Draw) (7)	3M	S+	6.90%	12.25%	10/26/2029		358	(7)	(6)	(0.01)
Close The Loop Group USA, Inc. (Revolver) (7)	3M	S+	6.90%	12.25%	12/26/2029		589	(12)	(9)	(0.01)
Johns-Byrne LLC	3M	S+	6.25%	11.60%	8/31/2029		999	975	979	0.92
Johns-Byrne LLC (Delayed Draw) (7)	3M	S+	6.25%	11.60%	8/31/2029		267	(6)	(5)	(0.01)
Johns-Byrne LLC (Revolver) (7)	3M	S+	6.25%	11.60%	8/31/2029		134	(3)	(3)	—
Toledo AcquisitionCo Inc. (6)	3M	S+	6.65%	12.03%	8/21/2027		2,977	2,934	2,923	2.74
								6,638	6,648	6.23
Distributors
Delaware Valley Floral Group LLC	3M	S+	6.23%	11.57%	8/24/2028		606	593	596	0.56
Delaware Valley Floral Group LLC (Revolver) (7)	3M	S+	6.23%	11.57%	8/24/2028		327	(7)	(5)	(0.01)
								586	591	0.55
Electronic Equipment, Instruments & Components
Rochester Sensors, LLC	3M	S+	6.65%	12.00%	5/8/2028		6,694	6,548	6,575	6.16

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments (continued)

December 31, 2023

(in thousands)

	Reference					Par
	Rate and				Maturity	Amount/			Fair	% of
Investments(1)(10)	Spread(2)			Interest Rate(2)	Date	Units		Cost(3)	Value	Net Assets
Investments—non-affiliated (continued)
Rochester Sensors, LLC (Revolver) (7)	3M	S+	6.65%	12.00%	5/8/2028		545	$234	$236	0.22%
								6,782	6,811	6.38
Environmental & Facilities Services
Legend Buyer, Inc.	6M	S+	5.85%	11.03%	1/19/2029		1,123	1,099	1,104	1.03
Legend Buyer, Inc. (Revolver) (7)	6M	S+	5.85%	11.03%	1/19/2029		214	(4)	(4)	—
								1,095	1,100	1.03
Gas Utilities
Sail Energy, LLC	6M	S+	7.00%	12.18%	1/24/2028		1,161	1,142	1,146	1.07
Sail Energy, LLC (Delayed Draw)	6M	S+	7.00%	12.18%	1/24/2028		780	768	771	0.72
Sail Energy, LLC (Revolver) (7)	6M	S+	7.00%	12.18%	1/24/2028		381	(6)	(5)	—
								1,904	1,912	1.79
Health Care Equipment
Medical Device Inc.	3M	S+	6.60%	11.95%	7/11/2029		1,612	1,575	1,582	1.48
Medical Device Inc. (Revolver) (7)	3M	S+	6.60%	11.95%	7/11/2029		202	(5)	(4)	—
								1,570	1,578	1.48
Health Care Providers & Services
ADB Acquiror, Inc	3M	S+	7.65%	13.00%	5/12/2028		5,064	4,942	4,962	4.65
ADB Acquiror, Inc (Delayed Draw) (7)	3M	S+	7.65%	13.00%	5/12/2028		1,727	(41)	(35)	(0.03)
ADB Acquiror, Inc (Revolver) (7)	3M	S+	7.65%	13.00%	5/12/2028		455	(11)	(9)	(0.01)
								4,890	4,918	4.61
Human Resource & Employment Services
Pryor Learning, LLC	1M	S+	6.85%	12.21%	2/28/2028		1,886	1,851	1,857	1.74
Pryor Learning, LLC (Revolver) (7)	1M	S+	6.85%	12.21%	2/28/2028		203	(4)	(3)	—
								1,847	1,854	1.74
IT Consulting & Other Services
MajorKey Technologies Holdings LLC (6)	3M	S+	6.26%	11.64%	12/3/2026		2,820	2,793	2,792	2.62
								2,793	2,792	2.62
IT Services
Penncomp LLC	1M	S+	6.60%	11.96%	10/17/2028		3,718	3,633	3,633	3.40
Penncomp LLC (Delayed Draw) (7)	1M	S+	6.60%	11.96%	10/17/2028		1,183	(13)	(13)	(0.01)
Penncomp LLC (Revolver) (7)	1M	S+	6.60%	11.96%	10/17/2028		148	(3)	(3)	—
								3,617	3,617	3.39
Media
AOM Intermediate Holdco, LLC	3M	S+	6.90%	12.25%	8/22/2028		3,378	3,300	3,313	3.10
AOM Intermediate Holdco, LLC (Delayed Draw) (7)	3M	S+	6.90%	12.25%	8/22/2028		773	(18)	(15)	(0.01)
AOM Intermediate Holdco, LLC (Revolver) (7)	3M	S+	6.90%	12.25%	8/22/2028		258	(6)	(5)	—
Together Group Holdings PLC	3M	S+	7.90%	13.26%	4/6/2029		5,000	4,868	4,890	4.58%
Together Group Holdings PLC (Delayed Draw) (7)	3M	S+	7.90%	13.26%	4/6/2029		273	(7)	(6)	(0.01)
								8,137	8,177	7.66
Pharmaceuticals
Quest Products, LLC (6)	1M	S+	7.10%	12.46%	6/19/2025		1,434	1,424	1,426	1.34
								1,424	1,426	1.34
Professional Services
HH Global Finance LTD (6)	6M	S+	6.43%	11.82%	2/25/2027		3,000	2,959	2,968	2.78
Prestige Employee Administrators, LLC (6)	3M	S+	6.15%	11.50%	12/31/2025		3,082	3,052	3,073	2.88
Tetris Bidco Limited (8)	3M	SN+	6.75%	11.94%	10/24/2029	GBP	2,149	2,543	2,660	2.50
Tetris Bidco Limited (Revolver) (7) (8)	3M	SN+	6.75%	11.94%	10/24/2029	GBP	263	(9)	(9)	(0.01)
								8,545	8,692	8.15
Software
Knowledge Support Systems, Inc. (6)	3M	S+	7.00%	11.80%	11/17/2029		1,663	1,626	1,627	1.52
								1,626	1,627	1.52
Trading Companies & Distributors
Certified Power, Inc	3M	S+	7.10%	12.49%	4/28/2028		4,534	4,416	4,433	4.16
Entertainment Earth, LLC (6)	3M	S+	6.65%	12.00%	7/22/2027		2,924	2,881	2,860	2.68
								7,297	7,293	6.84
Total First Lien Debt								$100,588	$101,019	94.68%
Total Investments—non-affiliated								$100,588	$101,019	94.68%

Cash Equivalents
State Street Institutional Treasury Plus Money Market Fund (9)							14,052	14,052	14,052	13.17
Cash Equivalents								$14,052	$14,052	13.17%
Total Portfolio Investments and Cash Equivalents								$114,640	$115,071	107.85%
(1)	Unless otherwise indicated, issuers of debt investments held by the Company are denominated in USD dollars. All debt investments are income producing unless otherwise indicated.

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

PGIM Private Credit Fund

Notes to Financial Statements

(dollars in thousands, except share and per share amounts)

Note 1. Organization

PGIM Private Credit Fund (the “Company,” “we,” “us” or “our”) is a Delaware statutory trust formed on March 21, 2022 and commenced operations on December 13, 2022. The Company currently invests and intends to continue investing primarily in privately placed floating rate leveraged (below investment grade) debt, including, but not limited to, senior secured, first lien, debt issuances in middle market companies primarily in the United States as well as up to 30% of its total assets in investments in other countries (primarily Canada, Europe, Australia and Latin America). The Company currently is majority-owned by Pruco Life Insurance Company, which is a wholly owned subsidiary of the Prudential Insurance Company of America (“PICA”), an affiliate of the Company and PGIM Investments LLC (“PGIM Investments,” or the “Manager” or the “Valuation Designee”). PICA is a direct wholly owned subsidiary of Prudential Financial, Inc. (“Prudential”). The Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), effective May 5, 2023. The Company also elected to be treated, and intends to qualify each taxable year, as a regulated investment company (“RIC”) for U.S. federal income tax purposes as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

During the reporting period, the Company adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the ASU 2023-07 exclusively impacted financial statement disclosures only and did not affect the Company’s financial position or performance. The intent of ASU 2023-07 is, through improved segment disclosures, to enable investors to better understand an entity’s overall performance. PGIM Investments acts as the Company’s chief operating decision maker (“CODM”). The CODM has determined that the Company has a single operating segment as the CODM monitors the operating results of the Company as a whole and the Company’s long-term strategic asset allocation is pre-determined in accordance with the terms of its respective prospectus, based on a defined investment strategy which is executed by the Company’s sub-advisor.

The CODM allocates resources and assesses performance based on the operating results of the Company, which is consistent with the results presented in the Company’s Schedule of Investments, Statement of Changes in Net Assets, Statement of Cash Flows and Financial Highlights.

Note 2. Accounting Policies

Basis of Presentation

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S.GAAP”) and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X.

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

Master Netting Arrangements

The Company is subject to various master agreements, or netting arrangements, with select counterparties. These are agreements which PGIM, Inc. (“PGIM” or the “Subadviser”) an indirect, wholly-owned subsidiary of Prudential, may have negotiated and entered into on behalf of the Company. A master netting arrangement between the Company and the counterparty permits the Company to offset amounts payable by the Company to the same counterparty against amounts to be received; and by the receipt of collateral from the counterparty by the Company to cover the Company’s exposure to the counterparty. However, there is no assurance that such mitigating factors are easily enforceable. In addition to master netting arrangements, the right to set-off exists when all the conditions are met such that each of the parties owes the other determinable amounts, the reporting party has the right to set-off the amount owed with the amount owed by the other party, the reporting party intends to set-off and the right of set-off is enforceable by law.

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

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including original issue discount and upfront structuring fees (i.e., origination fees) received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the years ended December 31, 2024, and 2023 and for the period from December 13, 2022 (commencement of operations) through December 31, 2022, the Company recorded $17,680, $8,558 and $45 (dollar amounts in thousands), respectively, in interest income.

PIK Income

The Company has loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s statement of operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the years ended December 31, 2024, and 2023 and for the period from December 13, 2022 (commencement of operations) through December 31, 2022, the Company recorded $71, $0 and $0 (dollar amounts in thousands), respectively, in PIK interest income.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. For the years ended December 31, 2024, and 2023 and for the period from December 13, 2022 (commencement of operations) through December 31, 2022 the Company recorded $182, $1,299 and $0 (dollar amounts in thousands), respectively, in dividend income.

Fee Income

The Company may receive various fees in the ordinary course of business such as for consents, waivers and amendments, as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the years ended December 31, 2024, and 2023 and for the period from December 13, 2022 (commencement of operations) through December 31, 2022 the Company recorded $243, $108 and $0 (dollar amounts in thousands), respectively, in fee income.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations, and interpretations thereof. The Company had no material uncertain tax positions as of December 31, 2024 or December 31, 2023.

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

Note 3. Fees, Expenses, Agreements and Related Party Transactions

PGIM Investments, an indirect, wholly-owned subsidiary of Prudential and a registered investment adviser, is the Company’s investment manager. The Manager has engaged PGIM, an indirect, wholly-owned subsidiary of Prudential, as the Company’s subadviser. PGIM provides day-to-day management of the Company’s portfolio primarily through PGIM Private Capital (“PPC”), its dedicated private credit asset management business unit and as of November 15, 2024, has engaged PGIM Fixed Income, the primary fixed income asset management unit of PGIM, to provide investment management services to the portion of the Company’s investments allocated to broadly syndicated loans. As of December 31, 2024, there are currently no assets in the Company managed by PGIM Fixed Income. The Manager is permitted to allocate portions of the Company’s portfolio to any of the business units within PGIM.

The Company and the Manager have entered into an amended and restated management agreement (the “Management Agreement”) pursuant to which the Manager is entitled to receive a base management fee and an incentive fee.

Management Fees

The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. Prior to the Company’s election of BDC status, the management fee was contractually set to zero. Accordingly, no fee was accrued during that time. Following the Company’s election of BDC status, net assets for the first applicable calendar month were measured from the date that the Company first publicly sold shares to a person or entity other than the Manager or its affiliates. Effective December 13, 2024, the Manager contractually agreed to waive its management fee in its entirety through December 31, 2025 (the “Waiver Period”). The Manager previously contractually agreed to waive its management fee in its entirety through December 31, 2024. Following the Waiver Period, the Manager will receive a management fee calculated as described above.

For the years ended December 31, 2024, and 2023 and for the period from December 13, 2022 (commencement of operations) through December 31, 2022, the Company accrued management fees of $1,426, $485 and $0 (dollar amounts in thousands), respectively, all of which was subject to waiver by the Manager. As of December 31, 2024, 2023 and 2022, there were no management fees payable by the Company.

Incentive Fees

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Company’s income and a portion is based on a percentage of the Company’s realized capital gains.

Incentive Fee Based on Income

“Pre-Incentive Fee Net Investment Income Returns” represents either the dollar value of, or percentage rate of return on the value of net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies) accrued during the calendar quarter, minus operating expenses accrued for the quarter (including the management fee, expenses payable under the administration agreement, by and between the Company and State Street Bank and Trust Company, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees).

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

The Manager has contractually agreed to waive its incentive fee in its entirety for the Waiver Period. The Manager previously contractually agreed to waive its incentive fee in its entirety through December 31, 2024. Prior to the Company’s election of BDC status, the incentive fee was contractually set to zero. Accordingly, no fee was incurred during that time.

For the years ended December 31, 2024, and 2023 and for the period from December 13, 2022 (commencement of operations) through December 31, 2022, the Company accrued income based incentive fees of $1,153, $608 and $0 (dollar amounts in thousands), respectively, all of which were subject to waiver by the Manager. As of December 31, 2024, 2023 and 2022, there were no incentive fees payable by the Company.

For the years ended December 31, 2024, and 2023 and for the period from December 13, 2022 (commencement of operations) through December 31, 2022, the Company accrued capital gains incentive fees of $104, $0 and $0 (dollar amounts in thousands), respectively, all of which were subject to waiver by the Manager. As of December 31, 2024, 2023 and 2022, there were no capital gains incentive fees payable by the Company.

Sub-Advisory Fee

Pursuant to the second amended and restated subadvisory agreement between the Manager and the Subadviser (the “Subadvisory Agreement”), the Manager pays a portion of the management fee and incentive fee it receives from the Company to the Subadviser. No advisory fees are paid by the Company directly to the Subadviser.

The PPC will receive an annual subadvisory fee, payable monthly in arrears by the Manager at an annual rate of 1.00% of the value of the Company’s net assets within the direct lending portion of the portfolio managed by the PPC as of the beginning of the first calendar day of the applicable month. For the first calendar month, net assets will be measured as the date that the Company first publicly sells shares to a person or entity other than the Manager or its affiliates. In addition, the Manager will pay the PPC a fee in the amount of 75% of the incentive fee received by the Manager from the Company pursuant to the Management Agreement.

PGIM Fixed Income will receive an annual subadvisory fee, payable monthly in arrears by the Manager at an annual rate of 0.42% of the value of the Company’s net assets within the broadly syndicated loan portion of the portfolio managed by the PGIM Fixed Income as of the beginning of the first calendar day of the applicable month. For the first calendar month, net assets will be measured as of the date that the Company first publicly sells shares to a person or entity other than the Manager or its affiliates. For the avoidance of doubt, no incentive fee shall be paid by the Manager to PGIM Fixed Income. As of December 31, 2024, there are currently no assets in the Company managed by PGIM Fixed Income.

During the Waiver Period, the Company will not bear the cost of the management fee, incentive fee or subadvisory fee. Accordingly, no subadvisory fee was payable by the Manager to the Subadviser. For the years ended December 31, 2024 and 2023 and for the period from December 13, 2022 (commencement of operations) through December 31, 2022.

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

Intermediary Manager Agreement

The Company entered into an amended and restated intermediary manager agreement with Prudential Investment Management Services, LLC (the “Intermediary Manager” or “PIMS”), an affiliate of the Manager, who will be principal underwriter and distributor of the Company’s Common Shares. The Intermediary Manager will be entitled to receive shareholder servicing and/or distribution fees with respect to the Class S and Class D Shares on an annualized basis as a percentage of the NAV for such class, subject to the inception of each class. The shareholder servicing and/or distribution fees will be paid monthly in arrears at an annual rate of 0.85% and 0.25% for Class S and D respectively, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month. No distribution and/or shareholder servicing fees will be paid with respect to Class I. For the years ended December 31, 2024 and 2023, the Company accrued servicing and/or distribution fees of less than $500 which were attributable to Class S and Class D Shares, respectively. For the period from December 13, 2022 (commencement of operations) through December 31, 2022, the Company did not accrue servicing and/or distribution fees.

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

For the year ended December 31, 2024, the Company accrued transfer agent’s fees and expenses of $77, $49 and $97 (dollar amounts in thousands), for Class I, Class S and Class D Shares, respectively. For the year ended December 31, 2023, the Company accrued transfer agent’s fees and expenses of $105, $28 and $28 (dollar amounts in thousands), for Class I, Class S and Class D Shares, respectively. For the period from December 13, 2022 (commencement of operations) through December 31, 2022, the Company did not accrue any transfer agent’s fees and expenses for Class I Shares. As of December 31, 2024, December 31, 2023, and for the period from December 13, 2022 (commencement of operations) through December 31, 2022, there were $20, $16 and $0 (dollar amounts in thousands), respectively, of transfer agent’s fees payable by the Company.

Expense Limitation and Reimbursement Agreement

Pursuant to an expense limitation and reimbursement agreement by and among the Company and the Manager, for three years from May 5, 2023, the effective date of the Company’s registration statement (the “ELRA Period”), the Manager has contractually agreed to waive its fees and/or reimburse expenses of the Company so that the Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). The Company has agreed to repay these amounts, when and if requested by the Manager, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Manager waived or reimbursed such fees or expenses. This arrangement cannot be terminated without the consent of the Board prior to the end of the ELRA Period. “Specified Expenses” includes all expenses incurred in the business of the Company, including organizational and offering costs (excluding the organizational and offering expenses relating to the initial sale of Class S, Class D and Class I Common Shares), with the following exceptions: (i) the management fee, (ii) the incentive fee, (iii) the shareholder servicing and/or distribution fee, (iv) brokerage costs or other investment-related out-of-pocket expenses, (v) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vi) taxes, and (vii) extraordinary expenses (as determined in the sole discretion of the Manager). Prior to the Company’s election of BDC status, the Manager agreed to voluntarily enact the above-described expense limitation. Accordingly, such expense reimbursement is reflected on the Statements of Operations. For the years ended December 31, 2024, and 2023 and for the period from December 13, 2022 (commencement of operations) through December 31, 2022. Certain other expenses may be paid by the Manager, subject to the Manager's sole discretion. The Company will not be required to repay such amounts to the Manager.

The following table represents a summary of Expense Payments and the related Reimbursement Payments since the Company’s commencement of operations (dollar amounts in thousands):

	Expense	Reimbursement	Unreimbursed	Effective Rate of	Reimbursement	Operating
	Payments by	Payments to	Expense	Distribution per	Eligibility	Expense
For the Quarters Ended	Manager	Manager	Payments	Common Share (1)	Expiration	Ratio (2)
December 31, 2022	$89	$—	$89	0.00%	December 31, 2025	0.78%
March 31, 2023	78	—	78	0.00%	March 31, 2026	0.19%
June 30, 2023	285	—	285	0.00%	June 30, 2026	0.37%
September 30, 2023	1,029	—	1,029	0.00%	September 30, 2026	1.01%
December 31, 2023	1,227	—	1,227	10.94%	December 31, 2026	1.33%
March 31, 2024	795	—	795	10.90%	March 31, 2027	0.81%
June 30, 2024	953	—	953	10.85%	June 30, 2027	0.96%
September 30, 2024	511	—	511	14.18%	September 30, 2027	0.56%
December 31, 2024	680	—	680	12.96%	December 31, 2027	0.68%
	$5,647	$—	$5,647
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

Note 4. Investments

As of December 31, 2024 and December 31, 2023, the composition of the Company’s investment portfolio at cost and fair value was as follows (dollar amounts in thousands):

	December 31, 2024
			Percentage of
			Total Investments
	Cost	Fair value	at Fair Value
First Lien Debt	$209,254	$209,214	100.00%
Total	$209,254	$209,214	100.00%

	December 31, 2023
			Percentage of
			Total Investments
	Cost	Fair value	at Fair Value
First Lien Debt	$100,588	$101,019	100.00%
Total	$100,588	$101,019	100.00%

As of December 31, 2024 and December 31, 2023, the industry composition of investments at fair value was as follows:

	December 31, 2024	December 31, 2023
Chemicals	9.07%	18.48%
Construction & Engineering	8.26%	12.81%
Commercial Services & Supplies	8.04%	5.19%
Diversified Consumer Services	7.94%	—%
Containers & Packaging	7.32%	6.58%
Building Products	7.13%	—%
Food Products	6.81%	—%
Health Care Providers & Services	6.17%	4.87%
Professional Services	4.43%	8.61%
Beverages	4.23%	2.93%
Media	4.12%	8.10%
Software	3.52%	1.61%
Trading Companies & Distributors	3.42%	7.22%
Electronic Equipment, Instruments & Components	3.37%	6.74%
Auto Components	2.82%	—%
Paper & Forest Products	2.44%	—%
IT Services	2.18%	3.58%
Aerospace & Defense	1.56%	—%
Household Products	1.52%	—%
IT Consulting & Other Services	1.12%	2.76%
Business Services	1.07%	2.15%
Gas Utilities	0.89%	1.89%
Human Resource & Employment Services	0.85%	1.84%
Health Care Equipment	0.75%	1.56%
Environmental & Facilities Services	0.52%	1.09%
Distributors	0.24%	0.58%
Hotels, Restaurants & Leisure	0.21%	—%
Pharmaceuticals	—%	1.41%
Total	100.00%	100.00%

As of December 31, 2024 and December 31, 2023, the geographic composition of investments at cost and fair value was as follows (dollar amounts in thousands):

	December 31, 2024
			% of Total
			Investments at
Country	Cost	Fair Value	Fair Value
United States	$184,675	$185,168	88.51%
United Kingdom	9,618	9,601	4.59%
France	6,332	6,201	2.96%
Spain	3,735	3,626	1.73%
Germany	3,442	3,267	1.56%
Australia	1,114	1,024	0.49%
Netherlands	338	327	0.16%
Total	$209,254	$209,214	100.00%

	December 31, 2023
			% of Total
			Investments at
Country	Cost	Fair Value	Fair Value
United States	$85,299	$85,523	84.66%
United Kingdom	9,051	9,191	9.10%
Australia	1,191	1,214	1.20%
France	5,047	5,091	5.04%
Total	$100,588	$101,019	100.00%

As of December 31, 2024 and 2023, no loans in the portfolio were on non-accrual status.

As of December 31, 2024 and 2023, on a fair value basis, all performing debt investments bore interest at a floating rate.

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

The following is a summary of the inputs used as of December 31, 2024 and December 31, 2023 in valuing such financial instruments (dollar amounts in thousands):

	December 31, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$209,214	$209,214
Cash Equivalents	19	—	—	19
Total	$19	$—	$209,214	$209,233
Unrealized appreciation (depreciation) on OTC forward foreign currency exchange contracts*	$—	$999	$—	$999

	December 31, 2023
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$101,019	$101,019
Cash Equivalents	14,052	—	—	14,052
Total	$14,052	$—	$101,019	$115,071
Unrealized appreciation (depreciation) on OTC forward foreign currency exchange contracts*	$—	$(282)	$—	$(282)
*	Represents derivative instruments not reflected in the Schedule of Investments, which are recorded at the unrealized appreciation (depreciation) on the instrument.

The following table presents the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value (dollar amounts in thousands):

First Lien
Debt - Total Investments
Year
Ended
December 31, 2024
Fair value, beginning of period	$101,019
Purchases of investments	117,255
Proceeds from principal repayments	(9,477)
Payment-in-kind interest	71
Accretion of discount/amortization of premium	803
Net realized gain (loss)	14
Net change in unrealized appreciation (depreciation)	(471)
Fair value, end of period	$209,214
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of December 31, 2024	$(471)

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

	Fair Value as of			Range	Directional Impact
	December 31,	Valuation Approach/	Unobservable	(Weighted	on Fair Value
	2024(1)	Methodology	Input(s)	Average)*	from Input Increase**
Assets:
First Lien Debt	$171,709	Income/Discounted Cash Flow	Discount Rate	8.48% - 17.21% (11.25%)	Decrease
*	Represents the weighted average of each significant unobservable input range at the investment level by fair value.
**

Represents the directional change in the fair value of the Level 3 investments that would result in an increase from the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Altering one or more unobservable inputs may result in a significant change to a Level 3 security’s fair value measurement.

(1)	As of December 31, 2024, included within the fair value of Level 3 assets of $209,214 is an amount of $37,505 for which the Manager did not develop the unobservable inputs (examples include recent transaction prices).

	Fair Value as of			Range	Directional Impact
	December 31,	Valuation Approach/	Unobservable	(Weighted	on Fair Value
	2023(1)	Methodology	Input(s)	Average)*	from Input Increase**
Assets:
First Lien Debt	$79,088	Income/Discounted Cash Flow	Discount Rate	10.31% - 13.89% (12.03%)	Decrease
*	Represents the weighted average of each significant unobservable input range at the investment level by fair value.
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

Fair value of derivative instruments as of December 31, 2024 as presented in the Statements of Assets and Liabilities (dollar amounts in thousands):

Asset Derivatives			Liability Derivatives
Derivative not
accounted for as	Statement of Assets		Statement of Assets
hedging instruments,	and Liabilities	Fair	and Liabilities	Fair
carried at fair value	Location	Value	Location	Value
Foreign exchange contracts	Unrealized appreciation on OTC forward foreign currency exchange contracts	$1,006	Unrealized depreciation on OTC forward foreign currency exchange contracts	$7

Fair value of derivative instruments as of December 31, 2023 as presented in the Statements of Assets and Liabilities (dollar amounts in thousands):

Asset Derivatives			Liability Derivatives
Derivative not
accounted for as	Statement of Assets		Statement of Assets
hedging instruments,	and Liabilities	Fair	and Liabilities	Fair
carried at fair value	Location	Value	Location	Value
Foreign exchange contracts	Unrealized appreciation on OTC forward foreign currency exchange contracts	$—	Unrealized depreciation on OTC forward foreign currency exchange contracts	$282

The effects of derivative instruments on the Statements of Operations for the years ended December 31, 2024 and December 31, 2023, are as follows (dollar amounts in thousands):

Amount of Realized Gain (Loss) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
	Year Ended December 31,
	2024	2023
Foreign exchange contracts	$(141)	$61
Total	$(141)	$61

Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
	Year Ended December 31,
	2024	2023
Foreign exchange contracts	$1,281	$(282)
Total	$1,281	$(282)

For the years ended December 31, 2024 and December 31, 2023, the Company’s average volume of derivative activities is as follows (dollar amounts in thousands):

	Average Volume of Derivative Activities*
	Year Ended
Derivative Contract Type	December 31, 2024	December 31, 2023
Forward Foreign Currency Exchange Contracts - Sold (1)	21,450	4,274
Forward Foreign Currency Exchange Contracts - Purchased (1)	81	—
*	Average volume is based on average quarter end balance as noted for the years ended December 31, 2024 and December 31, 2023.
(1)	Value at Settlement Date.

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

Offsetting of OTC derivative assets and liabilities as of December 31, 2024 (dollar amounts in thousands):

	Gross Amounts of	Gross Amounts of	Net Amounts of
	Recognized	Recognized	Recognized	Collateral
Counterparty	Assets(1)	Liabilities(1)	Assets/(Liabilities)	Pledged/(Received)(2)	Net Amount
Macquarie Bank Limited	$626	$(7)	$619	$—	$619
Nomura International plc	380	—	380	—	380
	$1,006	$(7)	$999	$—	$999
(1)	Includes unrealized appreciation/(depreciation) on forwards as represented on the Statement of Assets and Liabilities.
(2)	Collateral amount disclosed by the Company is limited to the Company’s OTC derivative exposure by counterparty.

Offsetting of OTC derivative assets and liabilities as of December 31, 2023 (dollar amounts in thousands):

	Gross Amounts of	Gross Amounts of	Net Amounts of
	Recognized	Recognized	Recognized	Collateral
Counterparty	Assets(1)	Liabilities(1)	Assets/(Liabilities)	Pledged/(Received)(2)	Net Amount
Macquarie Bank Limited	$—	$(282)	$(282)	$—	$(282)
	$—	$(282)	$(282)	$—	$(282)

(1)Includes unrealized appreciation/(depreciation) on forwards as represented on the Statement of Assets and Liabilities.

(2)Collateral amount disclosed by the Company is limited to the Company’s OTC derivative exposure by counterparty.

Financial Instruments disclosed but not carried at fair value

The following tables present the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2024 and December 31, 2023, and the level of each financial liability within the fair value hierarchy (dollar amounts in thousands):

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility	$94,150	$94,150	$—	$—

	December 31, 2024	December 31, 2023
Level 1	$—	$—
Level 2	—	—
Level 3	94,150	—
Total debt	$94,150	$—

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

The initial principal amount of the Revolving Credit Facility is $150 million. The Revolving Credit Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Revolving Credit Facility to up to $350 million. All amounts outstanding under the Revolving Credit Facility must be repaid by the date that is five years after the closing date of the Revolving Credit Facility. As of December 31, 2024 and December 31, 2023, the Company had an aggregate amount of $94.2 million and $0 of debt outstanding and the asset coverage ratio was 229.1% and 0%, respectively.

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

The Company's debt obligations consisted of the following as of December 31, 2024 and December 31, 2023 (dollar amounts in thousands):

	December 31, 2024	December 31, 2023
Total Commitment	$150,000	$150,000
Amount Outstanding (1)	94,150	—
Unused Portion (2)	55,850	150,000
Amount Available (3)	52,607	65,881

(1)Amount outstanding on the Statements of Assets and Liabilities are net of deferred financing costs.

(2)The unused portion is the amount upon which commitment fees are based.

(3)The amount available reflects any limitations related to the credit facility’s borrowing base.

The components of total interest expense were as follows (dollar amounts in thousands):

	For the Years Ended
	December 31, 2024	December 31, 2023
Borrowings interest expense	$2,492	$—
Facility unused fee	533	99
Amortization of financing costs and debt issuance costs	241	41
Total interest expense	$3,266	$140
Average debt borrowings	$34,949	$—
Average interest rates on borrowings	7.38%	—

Senior Securities

The following is information about the Company's senior securities as of the dates indicated in the below table (dollar amounts in thousands):

		Asset	Involuntary
	Total Amount	Coverage per	Liquidating Preference	Average Market
Class and Year	Outstanding (1)	Unit (2)	Per Unit (3)	Value Per Unit (4)
Revolving Credit Facility
December 31, 2024	$94,150	$2	—	N/A
December 31, 2023	—	—	—	N/A
(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

Note 7. Commitments and Contingencies

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which requires the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2024 and December 31, 2023, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $25,646 and $13,523 (dollar amounts in thousands), respectively.

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

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, the Company was not involved in any material legal proceedings.

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

In November 2023, PGIM Strategic Investments, Inc. transferred beneficial ownership of Class I Common Shares to the PICA. On December 23, 2024, PICA transferred beneficial ownership of Class I Common Shares to Pruco Life Insurance Company for no consideration.

As of December 31, 2024, the Company has 4,876,977, 464 and 468 of Class I, Class S and Class D Shares issued and outstanding, respectively, all of which is 98.95% owned by Pruco Life Insurance Company.

The following table summarizes transactions with respect to the Company’s Common Shares during the years ended December 31, 2024 and 2023 (dollars in thousands except share amounts):

	December 31, 2024
	Class I		Class S		Class D
	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	47,539	$1,177	—	$—	—	$—
Shares/gross proceeds from the private placements	—	—	—	—	—	—
Share transfers between classes	—	—	—	—	—	—
Reinvestment of distribution	507,074	12,608	82	2	86	2
Repurchased Shares	—	—	—	—	—	—
Net Increase (decrease)	554,613	$13,785	82	$2	86	$2

	December 31, 2023
	Class I		Class S		Class D
	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	3,818,777	$97,425	382	$10	382	$10
Shares/gross proceeds from the private placements	—	—	—	—	—	—
Share transfers between classes	—	—	—	—	—	—
Reinvestment of distribution	35,487	964	—	—	—	—
Repurchased Shares	—	—	—	—	—	—
Net Increase (decrease)	3,854,264	$98,389	382	$10	382	$10

Net Asset Value per Share

The Company determines NAV for each class of Shares each month as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e., the prior month-end NAV). The following table presents each month-end NAV per share for Class I, Class S and Class D Common Shares during the years ended December 31, 2024 and 2023:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 2024	$24.70	$25.14	$25.14
February 2024	24.73	25.17	25.16
March 2024	24.78	25.22	25.21
April 2024	24.78	25.22	25.22
May 2024	24.82	25.26	25.25
June 2024	24.89	25.34	25.33
July 2024	24.93	25.38	25.36
August 2024	25.01	25.47	25.45
September 2024	24.97	25.43	25.41
October 2024	24.92	25.38	25.36
November 2024	24.88	25.35	25.33
December 2024	24.93	25.40	25.38

	NAV Per Share
For the Months Ended	Class I	Class S*	Class D*
January 2023	$25.31	$—	$—
February 2023	25.46	—	—
March 2023	25.61	—	—
April 2023	25.75	—	—
May 2023	25.98	—	—
June 2023	26.20	—	—
July 2023	26.43	26.42	26.43
August 2023	26.68	26.65	26.68
September 2023	26.92	26.87	26.91
October 2023	27.17	27.10	27.16
November 2023	27.18	27.32	27.39
December 2023	24.68	25.13	25.13

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

The Board authorizes and declares monthly distribution amounts per share of Class I, Class S and Class D Common Shares. The following tables summarize the Company’s distributions declared during the year ended December 31, 2024 (dollar amounts in thousands except per share):

			Class I
				Variable	Total
			Regular Distribution	Distribution	Distribution
Declaration Date	Record Date	Payment Date	Per Share	Per Share	Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 27, 2024	$0.22500	$—	$0.22500	$972
February 23, 2024	February 29, 2024	March 27, 2024	0.22500	—	0.22500	986
March 22, 2024	March 28, 2024	April 26, 2024	0.22500	—	0.22500	995
April 22, 2024	April 30, 2024	May 29, 2024	0.22500	—	0.22500	1,009
May 22, 2024	May 31, 2024	June 26, 2024	0.22500	—	0.22500	1,018
June 21, 2024	June 28, 2024	July 29, 2024	0.22500	—	0.22500	1,026
July 22, 2024	July 29, 2024	August 30, 2024	0.22500	—	0.22500	1,036
August 22, 2024	August 29, 2024	September 30, 2024	0.22500	—	0.22500	1,045
September 27, 2024	September 30, 2024	October 31, 2024	0.24000	0.05478	0.29478	1,383
October 25, 2024	October 31, 2024	November 26, 2024	0.24000	0.09638	0.33638	1,596
November 25, 2024	November 29, 2024	December 27, 2024	0.24000	0.08852	0.32852	1,581
December 30, 2024	December 31, 2024	January 28, 2025	0.24000	0.02868	0.26868	1,311

			Class S
				Variable	Total
			Regular Distribution	Distribution	Distribution
Declaration Date	Record Date	Payment Date	Per Share	Per Share	Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 27, 2024	$0.20680	$—	$0.20680	$—	*
February 23, 2024	February 29, 2024	March 27, 2024	0.20680	—	0.20680	—	*
March 22, 2024	March 28, 2024	April 26, 2024	0.20680	—	0.20680	—	*
April 22, 2024	April 30, 2024	May 29, 2024	0.20680	—	0.20680	—	*
May 22, 2024	May 31, 2024	June 26, 2024	0.20680	—	0.20680	—	*
June 21, 2024	June 28, 2024	July 29, 2024	0.20680	—	0.20680	—	*
July 22, 2024	July 29, 2024	August 30, 2024	0.20680	—	0.20680	—	*
August 22, 2024	August 29, 2024	September 30, 2024	0.20680	—	0.20680	—	*
September 27, 2024	September 30, 2024	October 31, 2024	0.22177	0.05478	0.27655	—	*
October 25, 2024	October 31, 2024	November 26, 2024	0.22177	0.09697	0.31874	—	*
November 25, 2024	November 29, 2024	December 27, 2024	0.22177	0.08863	0.31040	—	*
December 30, 2024	December 31, 2024	January 28, 2025	0.22177	0.02946	0.25123	—	*

			Class D
				Variable	Total
			Regular Distribution	Distribution	Distribution
Declaration Date	Record Date	Payment Date	Per Share	Per Share	Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 27, 2024	$0.22100	$—	$0.22100	$—	*
February 23, 2024	February 29, 2024	March 27, 2024	0.22100	—	0.22100	—	*
March 22, 2024	March 28, 2024	April 26, 2024	0.22100	—	0.22100	—	*
April 22, 2024	April 30, 2024	May 29, 2024	0.22100	—	0.22100	—	*
May 22, 2024	May 31, 2024	June 26, 2024	0.22100	—	0.22100	—	*
June 21, 2024	June 28, 2024	July 29, 2024	0.22100	—	0.22100	—	*
July 22, 2024	July 29, 2024	August 30, 2024	0.22100	—	0.22100	—	*
August 22, 2024	August 29, 2024	September 30, 2024	0.22100	—	0.22100	—	*
September 27, 2024	September 30, 2024	October 31, 2024	0.23485	0.05478	0.28963	—	*
October 25, 2024	October 31, 2024	November 26, 2024	0.23485	0.09656	0.33141	—	*
November 25, 2024	November 29, 2024	December 27, 2024	0.23485	0.08742	0.32227	—	*
December 30, 2024	December 31, 2024	January 28, 2025	0.23485	0.02781	0.26266	—	*
*	Less than $500

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following tables present the sources of cash distributions on a U.S. GAAP basis that the Company has declared on Common Shares during the years ended December 31, 2024 and 2023 (dollar amounts in thousands except per share):

December 31, 2024
	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$3.03	$13,958	$2.81	$1	$2.97	$1
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—

December 31, 2023
	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$3.02	$13,055	$2.47	$1	$2.55	$1
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—

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

The Company commenced the share repurchase program during the first quarter of 2024. During the year ended December 31, 2024, no Common Shares were repurchased by the Company.

Note 9. Financial Highlights

The following are the financial highlights for the years ended December 31, 2024, and 2023 and for the period from December 13, 2022 (commencement of Operations) through December 31, 2022:

					For the period from
					December 13, 2022
					(commencement of
	For the Year Ended		For the Year Ended		Operations) through
	December 31, 2024		December 31, 2023		December 31, 2022
	Class I		Class I		Class I
Per Share Operating Performance:(1)
Net asset value, beginning of period	$24.68		$25.09		$25.00
Income from investment operations:
Net investment income (loss)(2)	3.17		2.64		0.09
Net realized and unrealized gains (losses)(3)	0.11		(0.03)		—
Net increase (decrease) in net investment operations	3.28		2.61		0.09
Distributions declared:
From net investment income	(3.03)		(1.93)	(8)	—
Tax return of capital distributions	—		(1.09)	(8)	—
Total distributions declared	(3.03)		(3.02)		—
Total increase (decrease) in net assets	0.25		(0.41)		0.09
Net asset value, end of period	$24.93		$24.68		$25.09
Total Return(4)	14.02%		10.42%		0.36%
Ratios and supplemental data:
Net assets, end of period (000’s)	$121,564		$106,679		$11,745
Average number of Common Shares outstanding, end of period	4,552,410		3,560,564		468,100
Ratio of gross expenses to average net assets	8.16%		4.72%		7.30	%(5)
Ratio of waivers to average net assets	(4.82)%		(4.11)%		(6.80)	%(5)
Ratio of net expenses to average net assets	3.34	%(7)	0.61	%(7)	0.50	%(5)
Ratio of net investment income (loss) to average net assets	12.70%		10.34%		6.92	%(5)
Portfolio turnover rate(6)	6.62%		11.53%		—%
Asset coverage ratio	229.1%		—%		—%
(1)	Selected data for a Net Asset Value per share outstanding throughout the period.
(2)	Calculated based on average shares outstanding during the period.
(3)	The per share amount of realized and unrealized gain (loss) on investments does not directly correlate to the amounts reported in the Statement of Operations due to the timing of portfolio share transactions in relation to fluctuating market values.
(4)	Total return based on net asset value calculated as the change in Net Asset Value per share during the respective periods, assuming distributions, if any, are reinvested on the effects of the performance of the Company during the period.
(5)	Annualized, with the exception of certain non-recurring expenses.
(6)	The Company’s portfolio turnover rate is calculated in accordance with regulatory requirements, without regard to transactions involving short – term investments and certain derivatives. If such transactions were included, the Company’s portfolio turnover rate may be higher.
(7)	Includes interest expense from the Revolving Credit Facility of 2.84% and 0.11% which is being excluded from the Company’s contractual waiver for the years ended December 31, 2024 and 2023, respectively.
(8)	The per share data for distributions was derived by using the shares outstanding at period end.

	For the Year Ended	July 3, 2023 through
	December 31, 2024	December 31, 2023
	Class S	Class S(6)
Per Share Operating Performance:(1)
Net asset value, beginning of period	$25.13	$26.20
Income from investment operations:
Net investment income (loss)(2)	2.99	1.38
Net realized and unrealized gains (losses)	0.09	0.02
Net increase (decrease) in net investment operations	3.08	1.40
Distributions declared:
From net investment income	(2.81)	(1.38)	(8)
Tax return of capital distributions	—	(1.09)	(8)
Total distributions declared	(2.81)	(2.47)
Total increase (decrease) in net assets	0.27	(1.07)
Net asset value, end of period	$25.40	$25.13
Total Return(3)	12.88%	5.35%
Ratios and supplemental data:
Net assets, end of period (000’s)	$12	$10
Average number of Common Shares outstanding, end of period	434	382
Ratio of gross expenses to average net assets	452.38%	561.98	%(4)
Ratio of waivers to average net assets	(448.19)%	(560.45)	%(4)
Ratio of net expenses to average net assets(7)	4.19%	1.53	%(4)
Ratio of net investment income (loss) to average net assets	11.80%	10.44	%(4)
Portfolio turnover rate(5)	6.62%	11.53%
Asset coverage ratio	229.1%	—%
(1)	Selected data for a Net Asset Value per share outstanding throughout the period.
(2)	Calculated based on average shares outstanding during the period.
(3)	Total return does not consider the effects of sales loads, if any. Total return based on net asset value calculated as the change in Net Asset Value per share during the respective periods, assuming distributions, if any, are reinvested on the effects of the performance of the Company during the period.
(4)	Annualized, with the exception of certain non-recurring expenses.
(5)	The Company’s portfolio turnover rate is calculated in accordance with regulatory requirements, without regard to transactions involving short-term investments and certain derivatives. If such transactions were included, the Company’s portfolio turnover rate may be higher.
(6)	Class S commenced operation on July 3, 2023.
(7)	Includes interest expense from the Revolving Credit Facility of 2.84% and 0.18% which is being excluded from the Company’s contractual waiver for the years ended December 31, 2024 and 2023, respectively.
(8)	The per share data for distributions was derived by using the shares outstanding at period end.

	For the Year Ended	July 3, 2023 through
	December 31, 2024	December 31, 2023
	Class D	Class D(6)
Per Share Operating Performance:(1)
Net asset value, beginning of period	$25.13	$26.20
Income from investment operations:
Net investment income (loss)(2)	3.14	1.46
Net realized and unrealized gains (losses)	0.08	0.02
Net increase (decrease) in net investment operations	3.22	1.48
Distributions declared:
From net investment income	(2.97)	(1.46)	(8)
Tax return of capital distributions	—	(1.09)	(8)
Total distributions declared	(2.97)	(2.55)
Total increase (decrease) in net assets	0.25	(1.07)
Net asset value, end of period	$25.38	$25.13
Total Return(3)	13.52%	5.65%
Ratios and supplemental data:
Net assets, end of period (000’s)	$12	$10
Average number of Common Shares outstanding, end of period	437	382
Ratio of gross expenses to average net assets	882.37%	560.78	%(4)
Ratio of waivers to average net assets	(878.78)%	(559.85)	%(4)
Ratio of net expenses to average net assets(7)	3.59%	0.93	%(4)
Ratio of net investment income (loss) to average net assets	12.37%	11.04	%(4)
Portfolio turnover rate(5)	6.62%	11.53%
Asset coverage ratio	229.1%	—%
(1)	Selected data for a Net Asset Value per share outstanding throughout the period.
(2)	Calculated based on average shares outstanding during the period.
(3)	Total return does not consider the effects of sales loads, if any. Total return based on net asset value calculated as the change in Net Asset Value per share during the respective periods, assuming distributions, if any, are reinvested on the effects of the performance of the Company during the period.
(4)	Annualized, with the exception of certain non-recurring expenses.
(5)	The Company’s portfolio turnover rate is calculated in accordance with regulatory requirements, without regard to transactions involving short-term investments and certain derivatives. If such transactions were included, the Company’s portfolio turnover rate may be higher.
(6)	Class D commenced operation on July 3, 2023.
(7)	Includes interest expense from the Revolving Credit Facility of 2.84% and 0.18% which is being excluded from the Company’s contractual waiver for the years ended December 31, 2024 and 2023, respectively.

(8)The per share data for distributions was derived by using the shares outstanding at period end.

Note 10. Income Tax

The Company elected to be treated, and intends to qualify annually, as a RIC under the Code commencing with its initial taxable year ended December 31, 2023.

The Company files income tax returns in U.S. federal and any applicable state and local jurisdictions. The Company’s federal income tax return is generally subject to examination for a period of three fiscal years after being filed. State and local tax returns may be subject to examination for an additional period of time depending on the jurisdiction. Management has analyzed the Company’s tax positions taken for the open tax year and has concluded that no provision for income tax is required in the Company’s financial statements.

GAAP requires that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net assets or net asset values per share. For the years ended December 31, 2024 and 2023 permanent differences were as follows (dollar amounts in thousands):

	Year Ended December 31, 2024		Year Ended December 31, 2023
Distributable earnings/(accumulated losses)	$104	(1)	$(1,210)	(2)
Paid In capital in excess of par	(104)	(1)	1,210	(2)
(1)Non deductible expense.
(2)Reversing pre-RIC election income and gain (loss).

The tax character of distributions paid were as follows (dollar amounts in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Ordinary income	$13,960	$8,350
Capital gains	—	—
Return of capital	—	4,707
Total Distributions	$13,960	$13,057

The components of accumulated gains/losses as calculated on a tax basis for the taxable years ended December 31, 2024 and December 31, 2023 as follows (dollar amounts in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Undistributed ordinary income	$2,647	$—
Undistributed long-term capital gains	28	—
Accumulated capital and other losses	—	(348)
Unrealized appreciation/(depreciation)	(75)	433
Other Temporary Differences	(1,311)	—
Total accumulated earnings (losses) - Net	$1,289	$85

The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, at December 31, 2024 and December 31, 2023 as follows (dollar amounts in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Gross unrealized appreciation	$1,949	$504
Gross unrealized depreciation	(1,989)	(73)
Net unrealized appreciation (depreciation)	$(40)	$431

Tax cost of investments	$210,272	$114,358

The differences between GAAP and tax basis were primarily attributable to mark-to-market of forwards contracts and other GAAP to tax differences.

The Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner for each calendar year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income or gain realized, but not distributed, in prior years. For the year ended December 31, 2024, the Company did not incur any excise tax expense.

Note 11. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the financial statements as of December 31, 2024, except as discussed below.

On January 17, 2025, the Company entered into an agreement to increase the aggregate commitments under the Revolving Credit Facility from $150 million to $175 million. The accordion feature of the Revolving Credit Facility allows the Company, under certain circumstances, to increase the aggregate commitments under the Revolving Credit Facility up to $350 million.

On January 28, 2025, the Company declared a distribution of $0.29226 per Class I Share, $0.27438 per Class S Share, and $0.28723 per Class D Share which was paid on February 27, 2025 to shareholders of record as of January 31, 2025.

On February 27, 2025, the Company declared a distribution of $0.27707 per Class I Share, $0.25894 per Class S Share, and $0.27175 per Class D Share which is payable on March 28, 2025 to shareholders of record as of February 28, 2025.

Tax Information (unaudited)

For the year ended December 31, 2024, the PGIM Private Credit Fund reported the maximum amount allowable for interest related dividends in accordance with Section 871 (k) (1) and Section 881 (e) (1) of the Internal Revenue Code were not less than 75.92%.

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

(c)Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2024, none of our trustees or officers (as defined in Rule 16a-1-(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Currently, (i) Scott E. Benjamin and Morris L. McNair, III are designated as Class I Trustees for a term expiring on the date of the 2027 annual meeting of shareholders, (ii) Thomas M. Turpin is designated as a Class II Trustee for a term expiring on the date of the 2025 annual meeting of shareholders and (iii) Mary Lee Schneider is designated as a Class III Trustee for a term expiring on the date of the 2026 annual meeting of shareholders.

Trustees

Name(1)	Year of Birth	Position(s)
Independent Trustees(2)
Morris L. McNair, III	1968	Trustee
Mary Lee Schneider	1962	Trustee
Thomas M. Turpin	1960	Trustee
Interested Trustee
Scott E. Benjamin	1973	Trustee & Vice President

(1)The address for each trustee is c/o PGIM Private Credit Fund, 655 Broad Street, Newark, NJ 07102 4410

(2)“Interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act. Mr. Benjamin is an “interested person” because of his affiliation with PGIM Investments.

Executive Officers Who are Not Trustees

Name(1)	Year of Birth	Position(s)
Stuart S. Parker	1962	President and Principal Executive Officer
Claudia DiGiacomo	1974	Chief Legal Officer
Dino Capasso	1974	Chief Compliance Officer
Andrew R. French	1962	Secretary
Melissa Gonzalez	1980	Assistant Secretary
Patrick E. McGuinness	1986	Assistant Secretary
Debra Rubano	1975	Assistant Secretary
George Hoyt	1965	Assistant Secretary
Devan Goolsby	1991	Assistant Secretary
Kelly A. Coyne	1968	Assistant Secretary
Christian J. Kelly	1975	Chief Financial Officer
Elyse M. McLaughlin	1974	Treasurer and Principal Accounting Officer
Robert W. McCormack	1973	Assistant Treasurer
Russ Shupak	1973	Assistant Treasurer

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

Interested Trustees

Scott E. Benjamin, Trustee & Vice President. Mr. Benjamin serves as Executive Vice President (since May 2009) of PGIM Investments LLC; Vice President (since June 2012) of Prudential Investment Management Services LLC; Executive Vice President (since September 2009) of AST Investment Services, Inc.; Senior Vice President of Global Product Management and Marketing, PGIM Investments LLC (since February 2006); Vice President (since March 2022) of the PGIM Alternatives Funds and (since March 2010) of the PGIM Retail Funds; formerly Vice President of Product Development and Product Management, PGIM Investments LLC (2003-2006).

Executive Officers Who Are Not Trustees

Stuart S. Parker, President and Principal Executive Officer. Mr. Parker serves as President, Chief Executive Officer and Officer in Charge of PGIM Investments LLC (since January 2012); President and Principal Executive Officer (PEO) (since March 2022) of the PGIM Alternatives Funds and (since January 2012) of the PGIM Retail Funds; formerly Chief Operating Officer for PGIM Investments LLC (January 2012-January 2024); formerly Executive Vice President of Jennison Associates LLC and Head of Retail Distribution of PGIM Investments LLC (June 2005-December 2011); Investment Company Institute-Board of Governors (since May 2012).

Claudia DiGiacomo, Chief Legal Officer. Ms. DiGiacomo serves as Chief Legal Officer, Executive Vice President and Secretary of PGIM Investments LLC (since August 2020); Chief Legal Officer (since January 2024) of PGIM DC Solutions LLC, (since July 2022) of the PGIM Alternatives Funds and (since August 2020) of the PGIM Retail Funds, Prudential Annuities Funds, Prudential Mutual Fund Services LLC, and PIFM Holdco, LLC; Vice President and Corporate Counsel (since January 2005) of Prudential; and Corporate Counsel of AST Investment Services, Inc. (since August 2020); formerly Vice President and Assistant Secretary of PGIM Investments LLC (2005-2020); formerly Associate at Sidley Austin Brown & Wood LLP (1999-2004).

Dino Capasso, Chief Compliance Officer. Mr. Capasso serves as Vice President (since June 2024) of PGIM Investments LLC; Chief Compliance Officer (since July 2024) of the PGIM Retail Funds, Prudential Annuities Funds and PGIM Alternatives Funds; formerly Chief Compliance Officer and Vice President (May 2022 - May 2024) of T. Rowe Price Associates, Inc., T. Rowe Price Investment Management, Inc., and the T. Rowe Price mutual fund complex; formerly Chief Compliance Officer (September 2019 - April 2022) of PGIM Investments LLC and AST Investment Services, Inc. (ASTIS); formerly Chief Compliance Officer (July 2019 – April 2022) of the PGIM Retail Funds and Prudential Annuities Funds and (March 2022 – April 2022) of PGIM Private Real Estate Fund, Inc.; formerly Vice President and Deputy Chief Compliance Officer (June 2017 - September 2019) of PGIM Investments LLC and ASTIS.

Andrew R. French, Secretary. Mr. French serves as Vice President and Assistant Secretary (since January 2007) of PGIM Investments LLC; Secretary (since March 2022) of the PGIM Alternatives Funds and (since December 2018) of the PGIM Retail Funds and Prudential Annuities Funds; Vice President and Assistant Secretary (since January 2007) of Prudential Mutual Fund Services LLC; formerly Vice President and Corporate Counsel (2010-2018) of Prudential; formerly Director and Corporate Counsel (2006-2010) of Prudential.

Melissa Gonzalez, Assistant Secretary. Ms. Gonzalez serves as Vice President and Corporate Counsel (since September 2018) of Prudential; Vice President and Assistant Secretary (since August 2020) of PGIM Investments LLC; Assistant Secretary (since March 2022) of the PGIM Alternatives Funds, (since March 2020) of the PGIM Retail Funds and (since March 2019) of the Prudential Annuities Funds; formerly Director and Corporate Counsel (March 2014-September 2018) of Prudential.

Patrick E. McGuinness, Assistant Secretary. Mr. McGuinness serves as Vice President and Assistant Secretary (since August 2020) of PGIM Investments LLC; Director and Corporate Counsel (since February 2017) of Prudential; Assistant Secretary (since March 2022) of the PGIM Alternatives Funds and (since June 2020) of the PGIM Retail Funds and Prudential Annuities Funds.

Debra Rubano, Assistant Secretary. Ms. Rubano serves as Vice President and Corporate Counsel (since November 2020) of Prudential; Assistant Secretary (since March 2022) of the PGIM Alternatives Funds and (since December 2020) of the PGIM Retail Funds and (since November 2020) of the Prudential Annuities Funds; formerly Director and Senior Counsel of Allianz Global Investors U.S. Holdings LLC (2010-2020) and Assistant Secretary of numerous funds in the Allianz fund complex (2015-2020).

George Hoyt, Assistant Secretary. Mr. Hoyt serves as Vice President and Corporate Counsel of Prudential (since September 2023); Assistant Secretary (since March 2024) of the Prudential Annuities Funds, (since December 2023) of the PGIM Retail Funds, and (since September 2023) of the PGIM Alternatives Funds; formerly Associate General Counsel of Franklin Templeton and Secretary and Chief Legal Officer of certain funds in the Franklin Templeton complex (2020-2023) and Managing Director (2016-2020) and Associate General Counsel for Legg Mason, Inc. and its predecessors (2004-2020).

Devan Goolsby, Assistant Secretary. Ms. Goolsby serves as Vice President and Corporate Counsel of Prudential (since May 2023); Assistant Secretary (since March 2024) of the Prudential Annuities Funds, (since December 2023) of the PGIM Retail Funds and (since September 2023) of the PGIM Alternatives Funds; formerly Associate at Eversheds Sutherland (US) LLP (2021-2023); Compliance Officer at Bloomberg LP (2019-2021); and an Examiner at the Financial Industry Regulatory Authority (2015-2019).

Kelly A. Coyne, Assistant Secretary. Ms. Coyne serves as Director, Investment Operations of Prudential Mutual Fund Services LLC (since 2010); Assistant Secretary (since March 2022) of the PGIM Alternatives Funds and (since March 2015) of the PGIM Retail Funds.

Christian J. Kelly, Chief Financial Officer. Mr. Kelly serves as Vice President, Global Head of Investment Operations of PGIM Investments LLC (since November 2018); Chief Financial Officer (since March 2023) of the PGIM Retail Funds and Prudential Annuities Funds and (since July 2022) of the PGIM Alternatives Funds; formerly Treasurer and Principal Financial Officer (January 2019- March 2023) of the PGIM Retail Funds and Prudential Annuities Funds; formerly Treasurer and Principal Financial Officer (March 2022-July 2022) of the PGIM Private Real Estate Fund, Inc.; formerly Director of Fund Administration of Lord Abbett & Co. LLC (2009-2018), Treasurer and Principal Accounting Officer of the Lord Abbett Family of Funds (2017-2018); Director of Accounting, Avenue Capital Group (2008-2009); Senior Manager, Investment Management Practice of Deloitte & Touche LLP (1998-2007).

Elyse M. McLaughlin, Treasurer and Principal Accounting Officer. Ms. McLaughlin serves as Vice President (since 2017) within PGIM Investments Fund Administration; Treasurer and Principal Accounting Officer (since September 2023) of the PGIM Rock ETF Trust, (since March 2023) of the Prudential Annuities Funds, and (since September 2022) of the PGIM Private Credit Fund; Assistant Treasurer (since September 2023) of the PGIM Credit Income Fund, (since March 2022) of the PGIM Private Real Estate Fund, Inc., and (since October 2019) of the PGIM Retail Funds; Assistant Treasurer; formerly Director (2011-2017) within PGIM Investments Fund Administration.

Robert W. McCormack, Assistant Treasurer. Mr. McCormack serves as Vice President (since 2019) within PGIM Investments Fund Administration; Assistant Treasurer (since March 2023) of the PGIM Retail Funds and Prudential Annuities Funds and (since March 2022) of the PGIM Alternatives Funds; formerly Director (2016-2019) within PGIM Investments Fund Administration; formerly Vice President within Goldman, Sachs & Co. Investment Management Controllers (2008-2016), Assistant Treasurer of Goldman Sachs Family of Funds (2015-2016).

Russ Shupak, Assistant Treasurer. Mr. Shupak serves as Vice President (since 2017) within PGIM Investments Fund Administration; Treasurer and Principal Accounting Officer (since September 2023) of the PGIM Credit Income Fund, (since March 2023) of the PGIM Retail Funds, and (since July 2022) of the PGIM Private Real Estate Fund, Inc.; Assistant Treasurer (since September 2023) of the PGIM Rock ETF Trust, (since September 2022) of the PGIM Private Credit Fund, and (since October 2019) of the Prudential Annuities Funds; formerly Assistant Treasurer (March 2022-July 2022) of the PGIM Private Real Estate Fund, Inc.; formerly Director (2013-2017) within PGIM Investments Fund Administration.

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

A copy of the charter of the audit committee is available in print to any shareholder who requests it, and it is also available on the Company's website at https://www.pgim.com/privatecredit.

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

A copy of charter of the nominating and governance committee is available in print to any shareholder who requests it, and it is also available on the Company's website at https://www.pgim.com/privatecredit.

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

Code of Ethics

We have adopted a Code of Ethics which applies to our principal executive officer, principal financial officer and principal accounting officer and is filed as an exhibit to this report. We intend to disclose any amendment to or waiver of our Code of Ethics on behalf of an executive officer or director either on our website or in an 8-K filing. Additionally, we and the Manager have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions and is filed as an exhibit to our Registration Statement on Form N-2. The codes of ethics are available on the EDGAR Database at http://www.sec.gov.

Insider Trading Policies and Procedures

Our code of ethics pursuant to Rule 17j-1 under the 1940 Act establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code (officers, trustees, and employees of the Company and the Adviser) are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Covered persons, other than Independent Trustees, are prohibited from using shorting, options or hedging or derivatives on our securities. Additionally, all purchases and sales of the Company’s securities by trustees, officers and employees of the Company and its affiliates must receive pre-clearance from the Company’s Chief Compliance Officer. The securities trading policy as contained within our code of ethics pursuant to Rule 17j-1 under the 1940 Act, is filed as Exhibit 19.1 to this annual report, and the foregoing description is qualified by reference to such exhibit.

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

Compensation of Trustees

Our Trustees who do not also serve in an executive officer capacity for us or the Manager are entitled to receive annual cash retainer fees, fees for participating in the in-person board and committee meetings and annual fees for serving as a committee chairperson. We pay each Independent Trustee: (i) $60,000 per year (prorated for any partial year), (ii) $10,000 per year for the Chairperson of the Board, (iii) $8,000 per year for the Chairperson of the Audit Committee and (iv) $8,000 per year for the Chairperson of the Nominating and Governance Committee.

				Total Compensation
	Estimated	Pension or Retirement		from Company and
	Aggregate Fiscal	Benefits	Estimated Annual	Fund Complex for
	Year	Accrued as Part of Company	Benefits	Most
Name	Compensation from Company	Expenses	Upon Retirement	Recent Calendar Year (1)(2)
Morris L. McNair, III	$68,000	None	None	$252,000	(4/46)
Mary Lee Schneider	$68,000	None	None	$252,000	(4/46)
Thomas M. Turpin	$70,000	None	None	$260,000	(4/46)
(1)	Compensation relates to portfolios that were in existence for any period during 2024.
(2)

Number of funds and portfolios represent those in existence as of December 31, 2024 and excludes funds that have merged or liquidated during the year. Additionally, the number of funds and portfolios includes those that are approved as of December 31, 2024, even though such funds or portfolios may commence operations after that date. No compensation is paid out from such funds/portfolios.

We also reimburse each of the Independent Trustees for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.

We do not pay compensation to our Trustees who also serve in an executive officer capacity for the Company, the Manager or the Subadviser.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our Board and our Board does not make determinations regarding compensation of executive officers because we do not directly pay any compensation to our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth, as of March 18, 2025, information with respect to the beneficial ownership of our Common Shares by:

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

Name	Type of Ownership	Number of Shares	Percentage
Independent Trustees
Morris L. McNair, III	—	—	—
Mary Lee Schneider	—	—	—
Thomas M. Turpin	—	—	—
Interested Trustee
Scott E. Benjamin	—	—	—
Executive Officers Who Are Not Trustees
Stuart S. Parker	Direct	22,909	*
Claudia DiGiacomo	—	—	—
Dino Capasso	—	—	—
Andrew R. French	—	—	—
Melissa Gonzalez	—	—	—
Patrick E. McGuinness	—	—	—
Debra Rubano	—	—	—
George Hoyt	—	—	—
Devan Goolsby	—	—	—
Kelly A. Coyne	—	—	—
Christian J. Kelly	—	—	—
Elyse M. McLaughlin	—	—	—
Robert W. McCormack	—	—	—
Russ Shupak	—	—	—
All officers and Trustees as a group (18 persons)	Direct	22,909	*
5% Shareholders
Pruco Life Insurance Company(1)(2)	Direct	4,935,176	97.9%

*Less than 1%

(1)Pruco Life Insurance Company directly holds an aggregate of 4,935,176 Class I Common Shares. Pruco Life Insurance Company owns 97.9% of the Company. PICA may be deemed the beneficial owner of the Common Shares beneficially held by Pruco Life Insurance Company. Prudential may be deemed the beneficial owner of the Common Shares beneficially owned by PGIM Strategic Investments, Inc., PICA and Pruco Life Insurance Company.

(2)The address of Pruco Life Insurance Company is 213 Washington Street, Newark, NJ 07102.

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

The Manager has contractually agreed to waive its base management fee and incentive fee in its entirety through December 31, 2025 (the “Waiver Period”). The Manager had previously agreed to waive its management fee and incentive fee through December 31, 2024.

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

Trustee Independence

For information regarding the independence of our Trustees, see “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate audit related fees billed by PricewaterhouseCoopers LLP for the years ended December 31, 2024 and 2023 were $357.0 thousand and $320.0 thousand, respectively.

Fees included in the audit fees category are those associated with the annual audit of the Company’s financial statements and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

The aggregate audit fees billed by PricewaterhouseCoopers LLP for the years ended December 31, 2024 and 2023 were $0 and $0, respectively.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s consolidated financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

No audit related fees were billed by PricewaterhouseCoopers LLP to the Manager, or any entity controlling, controlled by, or under common control with, the Manager, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2024 and 2023.

Tax Fees

The aggregate tax fees billed by PricewaterhouseCoopers LLP for the years ended December 31, 2024 and 2023 were $0 and $0, respectively.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed by PricewaterhouseCoopers LLP to the Manager, or any entity controlling, controlled by, or under common control with, the Manager, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2024 and 2023.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP for products and services provided to the Company, other than the services reported in “Audit Fees and Audit-Related Fees” above, for the years ended December 31, 2024 and 2023.

No fees were billed by PricewaterhouseCoopers LLP to the Manager, or any entity controlling, controlled by, or under common control with, the Manager, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2024 and 2023 and for the period from December 13, 2022 (commencement of operations) through December 31, 2022.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Manager and service affiliates by PricewaterhouseCoopers LLP for non-audit services for the years ended December 31, 2024 and 2023. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

Pre-Approval of Audit and Non-Audit Services Provided to the Company

Our Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for us. All of the audit and non-audit services described above for which PricewaterhouseCoopers LLP billed us for the fiscal years ended December 31, 2024 and 2023 were pre-approved by the Audit Committee.

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

(3) Exhibits – The following is a list of all exhibits filed as a part of this Annual Report on Form 10-K, including those incorporated by reference.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Certificate of Amendment to the Certificate of Trust of the Registrant (incorporated by reference to Exhibit (a) (1) to the Company's Registration Statement on Form N - 2, filed on November 1, 2022)
3.2	Third Amended and Restated Agreement and Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8 - K, filed on July 16, 2024)
3.3	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10 - K, filed on March 25, 2024)
4.1	Form of Subscription Agreement*
4.2	Description of Registrant’s Securities*
10.1

Amended and Restated Management Agreement between PGIM Private Credit Fund and PGIM Investments LLC, dated March 22, 2024 (incorporated by reference to Exhibit (g)(2) of the Company’s Registration Statement on Form N-2, filed on April 5, 2024)

10.2

Amended and Restated Subadvisory Agreement between PGIM Investments LLC and PGIM, Inc., dated as of March 22, 2024 (incorporated by reference to Exhibit (g)(4) of the Company's Registration Statement on Form N-2, filed on April 5, 2024)

10.3

Second Amended and Restated Subadvisory Agreement between PGIM Investments LLC and PGIM, Inc., dated November 15, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on December 19, 2024)

10.4

Management Fee Waiver Letter between PGIM Private Credit Fund and PGIM Investments LLC, dated February 23, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on February 29, 2024)

10.5

Management Fee Waiver Letter between PGIM Private Credit Fund and PGIM Investments LLC, dated December 13, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on December 19, 2024)

10.6

Subadvisory Fee Waiver Letter between PGIM Investments LLC and PGIM, Inc., dated February 23, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on February 29, 2024)

10.7

Subadvisory Fee Waiver Letter between PGIM Investments LLC and PGIM, Inc., dated December 13, 2024 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on December 19, 2024)

10.8

Expense Limitation and Reimbursement Agreement between PGIM Private Credit Fund and PGIM Investments LLC, dated May 5, 2023 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q, filed on August 11, 2023)

10.9

Amended and Restated Intermediary Manager Agreement between PGIM Private Credit Fund and Prudential Investment Management Services, LLC, dated November 1, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2024)

10.10

Transfer Agency and Service Agreement between PGIM Private Credit Fund and Prudential Mutual Fund Services LLC, dated April 3, 2023 (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q, filed on August 11, 2023)

10.11	Distribution and Servicing Plan, dated June 20, 2023(incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q, filed on August 11, 2023)
10.12	Multi-Class Plan, dated June 20, 2023(incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q, filed on August 11, 2023)
10.13	Form of Selected Intermediary Agreement (incorporated by reference to Exhibit (h)(2) to the Company’s Registration Statement on Form N-2, filed on November 10, 2022)
10.14

Custodian Agreement between PGIM Private Credit Fund and State Street Bank and Trust Company, dated October 28, 2022(incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed on March 25, 2024)

10.15

Administration Agreement between PGIM Private Credit Fund and State Street Bank and Trust Company, dated November 7, 2022 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed on March 25, 2024)

10.16

Senior Secured Revolving Credit Agreement, dated as of October 30, 2023, by and among PGIM Private Credit Fund and Sumitomo Mitsui Banking Corporation as administrative agent, collateral agent, syndication agent, lead arranger and joint book runner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 1, 2023)

14.1

Code of Ethics for Principal Executive and Principal Financial Officers of the Registrant (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K, filed on March 25, 2024)

19.1	Code of Ethics of the Registrant (incorporated by reference to Exhibit (r)(1) of the Registrant's Registration Statement on N-2, filed on November 10, 2022)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*Filed herewith.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PGIM PRIVATE CREDIT FUND

Date: March 18, 2025	By:	/s/ Stuart S. Parker
Name: Stuart S. Parker
Title: President and Principal Executive Officer

Pursuant to the requirements of the Securities Act, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the date indicated.

Signature	Title	Date

/s/ Stuart S. Parker	President and Principal Executive Officer	March 18, 2025
Stuart S. Parker

/s/ Christian J. Kelly	Chief Financial Officer (Principal Financial Officer)	March 18, 2025
Christian J. Kelly

/s/ Elyse McLaughlin	Treasurer and Principal Accounting Officer	March 18, 2025
Elyse McLaughlin

/s/ Scott Benjamin	Trustee and Vice President	March 18, 2025
Scott Benjamin

/s/ Thomas M. Turpin	Trustee and Chairperson	March 18, 2025
Thomas M. Turpin

/s/ Morris L. McNair, III	Trustee	March 18, 2025
Morris L. McNair, III

/s/ Mary Lee Schneider	Trustee	March 18, 2025
Mary Lee Schneider