Form 10-Q
period 2025-03-31
PGIM Private Credit Fund
filed 2025-05-13
CIK 1923622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

The number of shares of Registrant’s common shares of beneficial interest, $0.001 par value per share, outstanding as of May 13, 2025 was 6,098,835, 482 and 487 of Class I, Class S and Class D, respectively.

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

You should carefully review the “Risk Factors” section in Item 1A in the Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of the risks and uncertainties that the Company believes are material to its business, operating results, prospects and financial condition. Except as otherwise required by federal securities laws, the Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Financial Statements

PGIM Private Credit Fund

Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Investments at fair value
Non-affiliated investments (cost of $226,126 and $209,254, respectively)(1)	$226,796	$209,214
Cash and cash equivalents	13,672	3,742
Foreign currency, at value (cost of $1,632 and $1,417 respectively)	1,663	1,383
Interest receivable from non-affiliated investments	1,314	1,064
Deferred financing costs	958	918
Receivable for investments sold	34	33
Unrealized appreciation on OTC forward foreign currency exchange contracts	165	1,006
Due from manager	141	400
Other assets	185	—
Prepaid expenses	13	22
Total assets	$244,941	$217,782

LIABILITIES
Debt (Note 6)	96,550	94,150
Distribution payable (Note 8)	1,405	1,311
Unrealized depreciation on OTC forward foreign currency exchange contracts	376	7
Professional fees payable	96	200
Pricing fees payable	34	29
Interest payable	242	247
Custodian and accounting fees payable	77	172
Transfer agent’s fees payable	19	16
Affiliated transfer agent’s fees payable	8	4
Accrued expense and other liabilities	27	58
Total liabilities	$98,834	$96,194

Commitments and contingencies (Note 7)

NET ASSETS
Common Shares, $0.001 par value (unlimited shares authorized; 5,856,271 and 4,877,909 shares issued and outstanding, respectively)	6	5
Paid in capital in excess of par	144,691	120,294
Total distributable earnings/(accumulated losses)	1,410	1,289
Total net assets	$146,107	$121,588
Total liabilities and net assets	$244,941	$217,782
NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$146,083	$121,564
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	5,855,310	4,876,977
Net asset value per share	$24.95	$24.93

Class S Shares:
Net assets	$12	$12
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	478	464
Net asset value per share	$25.43	$25.40

Class D Shares:
Net assets	$12	$12
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	483	468
Net asset value per share	$25.42	$25.38

(1) Includes fair value of unfunded loan commitments which are disclosed in footnote seven within the Schedule of Investments and Note 7. Commitments and Contingencies.

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Statements of Operations

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2025		March 31, 2024
Investment income
From non-affiliated investments:
Interest income	$6,134		$3,463
Dividend income	—		120
Fee income	106		59
Payment-in-kind	8		—
From affiliated investments:
Dividend Income	30		—
Total investment income	6,278		3,642

Expenses
Interest expense	1,717		251
Income based incentive fees (Note 3)	448		220
Capital gains incentive fees (Note 3)	(5)		34
Management fees (Note 3)	406		336
Professional fees	315		575
Custodian and accounting fees	65		67
Transfer agent’s fees and expenses (Note 3)(**)	52		28
Trustees’ fees	51		47
Shareholders’ reports	35		26
Blue sky fees	—		90
Pricing fees	12		27
Servicing and distribution fees	—	(*)	—	(*)
Other general & administrative	46		28
Total expenses	3,142		1,729
Expense reimbursement (Note 3)	(413)		(795)
Incentive fees waived (Note 3)	(443)		(254)
Management fees waived (Note 3)	(406)		(336)
Net expenses	1,880		344
Net investment income (loss)	4,398		3,298

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-affiliated investments transactions	4		—
Forward foreign currency contracts transactions	500		(144)
Foreign currency transactions	(104)		9
Net realized gain (loss)	400		(135)
Net change in unrealized appreciation (depreciation):
Non-affiliated investments	710		(245)
Forward foreign currency contracts	(1,210)		457
Foreign currency	65		(3)
Net change in unrealized appreciation (depreciation)	(435)		209
Net realized and unrealized gain (loss)	(35)		74
Net increase (decrease) in net assets resulting from operations	$4,363		$3,372

(*) Less than $500

(**) For the three months ended March 31, 2025 and 2024, $10 and $6, respectively, of affiliated expenses were included.

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Statements of Changes in Net Assets

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2025		March 31, 2024
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$4,398		$3,298
Net realized gain (loss)	400		(135)
Net change in unrealized appreciation (depreciation)	(435)		209
Net increase (decrease) in net assets resulting from operations	4,363		3,372

Distributions to common shareholders
Class I	(4,242)		(2,953)
Class S	—	(*)	—	(*)
Class D	—	(*)	—	(*)
Net decrease in net assets resulting from distributions	(4,242)		(2,953)

Share transactions
Class I:
Proceeds from shares sold	20,280		500
Distributions reinvested	4,118		1,961
Class S:
Distributions reinvested	—	(*)	1
Class D:
Distributions reinvested	—	(*)	1
Net increase (decrease) from share transactions	24,398		2,463
Total increase (decrease) in net assets	24,519		2,882
Net Assets, beginning of period	121,588		106,699
Net Assets, end of period	$146,107		$109,581

(*) Less than $500

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$4,363	$3,372
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(710)	245
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	1,210	(457)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(65)	3
Net realized (gain) loss on investments	(4)	—
Payment-in-kind interest capitalized	(8)	—
Net accretion of discount and amortization of premium	(385)	(166)
Amortization of deferred financing costs	65	60
Purchases of investments	(28,956)	(14,386)
Proceeds from principal repayments	12,481	2,872
Changes in operating assets and liabilities:
Interest receivable from non-affiliated investments	(250)	(257)
Receivable for investments sold	(1)	21
Due from Manager	259	577
Prepaid expenses	9	—
Other assets	(185)	17
Professional fees payable	(104)	(125)
Pricing fees payable	5	27
Interest payable	(5)	41
Blue sky fees payable	—	90
Custodian and accounting fees payable	(95)	—
Transfer agent’s fees payable	3	(9)
Affiliated transfer agent’s fees payable	4	2
Accrued expenses and other liabilities	(31)	29
Net cash provided by (used in) operating activities	(12,400)	(8,044)

Cash flows from financing activities:
Borrowings of debt	23,400	6,700
Repayments of debt	(21,000)	—
Deferred financing costs paid	(105)	—
Proceeds from issuance of Common Shares	20,280	500
Distributions paid in cash	(30)	(12,088)
Net cash provided by (used in) financing activities	22,545	(4,888)

Net increase (decrease) in cash and cash equivalents, including foreign currency	10,145	(12,932)
Effect of foreign exchange rate changes on cash and cash equivalents	65	(3)
Cash and cash equivalents, beginning of period	5,125	16,278
Cash and cash equivalents, end of period, including foreign currency	$15,335	$3,343
Supplemental information and non-cash activities:
Interest paid during the period	$1,657	$150
Distribution payable	$1,405	$995
Issuance of Common Shares in connection with distribution reinvestment plan	$4,118	$1,963

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments

March 31, 2025

(in thousands)

(Unaudited)

Investments(1)(11)	Reference Rate and Spread (2)			Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
Investments—non-affiliated
First Lien Debt(4) (5)
Aerospace & Defense
Nayak Aircraft Services Holdings GmbH (Germany) (7)	3M	E +	5.50%	7.86%	1/16/2030	EUR	3,246	$3,463	$3,434	2.35%
Nayak Aircraft Services Holdings GmbH (Delayed Draw) (Germany) (6) (7)	3M	E +	5.50%	7.86%	1/16/2030	EUR	877	(17)	(20)	(0.01)
								3,446	3,414	2.34
Auto Components
ACS Industries, Inc.	1M	S +	5.35%	9.67%	11/26/2030		5,993	5,891	5,859	4.01
								5,891	5,859	4.01
Beverages
Cold Spring Brewing Company	1M	S +	4.75%	9.07%	12/10/2030		5,843	5,787	5,846	4.00
Suja Merger Sub, LLC (8)	1M	S +	5.60%	9.92%	8/23/2029		2,933	2,909	2,905	1.99
								8,696	8,751	5.99
Building Products
The Wells Companies, Inc	1M	S +	5.75%	10.07%	4/2/2029		12,020	11,696	11,752	8.04
Titan Home Improvement, LLC	3M	S +	5.75%	10.06%	5/31/2030		3,148	3,091	3,105	2.13
Titan Home Improvement, LLC (Delayed Draw) (6)	3M	S +	5.75%	10.06%	5/31/2030		593	(5)	(8)	(0.01)
Titan Home Improvement, LLC (Revolver) (6)	3M	S +	5.75%	10.06%	5/31/2030		520	(9)	(7)	—
								14,773	14,842	10.16
Business Services
Universal GEM Gaming, LLC	3M	S +	5.50%	9.80%	3/13/2030		6,000	5,881	5,881	4.02
								5,881	5,881	4.02
Chemicals
AgroFresh, Inc.	1M	E +	7.00%	9.36%	3/31/2029	EUR	799	849	852	0.58
AgroFresh, Inc.	1M	S +	6.35%	10.67%	3/31/2029		5,740	5,618	5,666	3.88
AgroFresh, Inc. (Revolver)	1M	S +	6.35%	10.67%	3/31/2028		566	555	559	0.38
Airedale Newco Limited (United Kingdom) (7)	3M	SN +	6.00%	10.46%	12/21/2028	GBP	4,682	5,814	5,914	4.05
Airedale Newco Limited (Revolver) (United Kingdom) (6) (7)	3M	SN +	6.00%	10.46%	12/21/2028	GBP	781	(23)	(22)	(0.02)
Kandelium Group GmbH (France) (7)	6M	S +	6.50%	10.72%	11/22/2030		1,926	1,876	1,884	1.29
Kandelium Group GmbH (France) (7)	3M	E +	5.75%	8.13%	11/22/2030	EUR	3,024	3,208	3,199	2.19
Kandelium Group GmbH (Delayed Draw) (France) (7)	6M	S +	6.50%	10.72%	11/22/2030		1,284	1,252	1,256	0.86
								19,149	19,308	13.21
Commercial Services & Supplies
CI(MG) Intermediate, LLC	6M	S +	5.50%	9.72%	3/27/2030		5,672	5,587	5,587	3.82
CI(MG) Intermediate, LLC (Delayed Draw) (6)	6M	S +	5.50%	9.72%	3/27/2030		2,690	(20)	(20)	(0.01)
CI(MG) Intermediate, LLC (Revolver) (6)	6M	S +	5.50%	9.72%	3/27/2030		638	(10)	(10)	(0.01)
HEF Safety Ultimate Holdings, LLC	3M	S +	5.25%	9.55%	11/19/2029		2,040	1,998	2,034	1.39
HEF Safety Ultimate Holdings, LLC (Delayed Draw) (6)	3M	S +	5.25%	9.55%	11/19/2029		563	(5)	(2)	—
HEF Safety Ultimate Holdings, LLC (Revolver) (6)	3M	S +	5.25%	9.55%	11/19/2029		297	135	140	0.10
Nationwide Acquisition, LLC	1M	S +	5.25%	9.57%	10/1/2029		8,150	8,002	7,877	5.39
Nationwide Acquisition, LLC (Delayed Draw) (6)	1M	S +	5.25%	9.57%	10/1/2029		2,234	1,611	1,563	1.07
Nationwide Acquisition, LLC (Revolver) (6)	1M	S +	5.25%	9.57%	10/1/2029		1,576	(29)	(53)	(0.04)
ZircoData Holdings Pty Ltd (Australia) (7) (8)	3M	B +	7.25%	12.17% (incl 0.75% PIK)	5/3/2026	AUD	1,643	1,094	1,018	0.70
								18,363	18,134	12.41

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments (continued)

March 31, 2025

(in thousands)

(Unaudited)

Investments(1)(11)	Reference Rate and Spread (2)			Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
Investments—non-affiliated (continued)
Construction & Engineering
ADB Companies, LLC (8)	3M	S +	6.76%	12.06% (incl. 1.00% PIK)	12/18/2025		2,396	$2,384	$2,362	1.62%
ADB Companies, LLC	3M	S +	6.76%	12.05% (incl. 1.00% PIK)	12/18/2025		458	454	451	0.31
APS Acquisition Holdings, LLC	3M	S +	5.75%	10.05%	7/11/2029		2,655	2,608	2,619	1.79
APS Acquisition Holdings, LLC (Delayed Draw) (6)	3M	S +	5.75%	10.05%	7/11/2029		944	(8)	(13)	(0.01)
APS Acquisition Holdings, LLC (Revolver) (6)	3M	S +	5.75%	10.05%	7/11/2029		472	(8)	(6)	—
Capital Construction, LLC	1M	S +	5.60%	9.92%	10/22/2026		913	904	907	0.62
Capital Construction, LLC (Delayed Draw)	1M	S +	5.60%	9.92%	10/22/2026		1,238	1,225	1,230	0.84
Capital Construction, LLC (Revolver) (6)	1M	S +	5.60%	9.92%	10/22/2026		222	(2)	(2)	—
Full Circle Fiber Operating LLC	3M	S +	7.15%	11.45%	12/16/2027		5,353	5,276	5,285	3.62
TriplePoint Acquisition Holdings LLC	3M	S +	5.25%	9.55%	5/31/2029		4,444	4,370	4,404	3.01
TriplePoint Acquisition Holdings LLC (Delayed Draw) (6)	3M	S +	5.25%	9.55%	5/31/2029		1,119	(10)	(10)	(0.01)
TriplePoint Acquisition Holdings LLC (Revolver) (6)	3M	S +	5.25%	9.55%	5/31/2029		622	(11)	(6)	—
								17,182	17,221	11.79
Containers & Packaging
Close The Loop Group USA, Inc.	3M	S +	6.15%	10.45%	10/26/2029		2,724	2,679	2,709	1.85
Close The Loop Group USA, Inc. (Revolver) (6)	3M	S +	6.15%	10.45%	12/26/2029		589	(10)	(3)	—
Johns-Byrne LLC	3M	S +	6.25%	10.55%	8/31/2029		986	966	975	0.67
Johns-Byrne LLC (Delayed Draw) (6)	3M	S +	6.25%	10.55%	8/31/2029		267	(5)	(3)	—
Johns-Byrne LLC (Revolver) (6)	3M	S +	6.25%	10.55%	8/31/2029		134	(3)	(2)	—
NPPI Buyer, LLC	3M	S +	5.00%	9.30%	8/20/2029		8,798	8,677	8,719	5.97
NPPI Buyer, LLC (Delayed Draw) (6)	3M	S +	5.00%	9.30%	8/20/2029		1,895	(13)	(17)	(0.01)
NPPI Buyer, LLC (Revolver) (6)	1M	S +	5.00%	9.32%	8/20/2029		1,263	173	178	0.12
Toledo AcquisitionCo Inc. (8)	6M	S +	6.75%	10.98%	8/21/2029		2,940	2,905	2,901	1.98
								15,369	15,457	10.58
Distributors
Delaware Valley Floral Group LLC	3M	S +	5.85%	10.15%	8/24/2028		506	497	501	0.34
Delaware Valley Floral Group LLC (Revolver) (6)	3M	S +	5.85%	10.15%	8/24/2028		327	(5)	(3)	—
								492	498	0.34
Diversified Consumer Services
Aptive Environmental, LLC	1M	S +	5.50%	9.82%	10/1/2030		5,392	5,273	5,316	3.64
Aptive Environmental, LLC (Revolver) (6)	1M	S +	5.50%	9.82%	10/1/2030		554	(12)	(8)	(0.01)
Global Education Holdings Limited (Revolver) (United Kingdom) (7)	1M	P +	2.20%	9.70%	5/22/2025	GBP	394	496	509	0.35
We Work for Kids, LLC	3M	S +	5.50%	9.80%	9/26/2029		11,039	10,840	10,889	7.45
We Work for Kids, LLC (Revolver) (6)	3M	S +	5.50%	9.80%	9/26/2029		905	(17)	(12)	(0.01)
								16,580	16,694	11.42
Electronic Equipment, Instruments & Components
Rochester Sensors, LLC	3M	S +	7.15%	11.45%	5/8/2028		6,610	6,500	6,499	4.45
Rochester Sensors, LLC (Revolver)	3M	S +	7.15%	11.45%	5/8/2028		545	536	537	0.36
								7,036	7,036	4.81
Environmental & Facilities Services
Legend Buyer, Inc.	3M	S +	5.60%	9.82%	1/19/2029		1,109	1,090	1,093	0.75
Legend Buyer, Inc. (Revolver) (6)	3M	S +	5.60%	9.82%	1/19/2029		214	(3)	(3)	—
								1,087	1,090	0.75

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments (continued)

March 31, 2025

(in thousands)

(Unaudited)

Investments(1) (11)	Reference Rate and Spread(2)			Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
Investments—non-affiliated (continued)
Food Products
Frozen Bakery Acquisition, LLC	3M	S +	4.90%	9.19%	7/9/2029		5,985	$5,928	$5,928	4.06%
Hometown Food Company	1M	S +	4.60%	8.92%	8/16/2029		5,727	5,686	5,723	3.92
Sun Orchard, LLC (9)	3M	S +	5.50%	9.80%	7/8/2028		8,508	8,400	8,434	5.77
				9.78%	7/8/2028					—
Sun Orchard, LLC (Delayed Draw) (6)	3M	S +	5.50%	9.80%	7/8/2028		3,448	300	315	0.21
								20,314	20,400	13.96
Gas Utilities
Sail Energy, LLC	6M	S +	7.25%	11.53%	1/24/2028		1,124	1,110	1,111	0.76
Sail Energy, LLC (Delayed Draw)	6M	S +	7.25%	11.53%	1/24/2028		756	747	747	0.51
Sail Energy, LLC (Revolver) (6)	6M	S +	7.25%	11.53%	1/24/2028		381	(4)	(5)	—
								1,853	1,853	1.27
Health Care Equipment
Medical Device Inc.	3M	S +	5.35%	9.65%	7/11/2029		2,943	2,893	2,914	1.99
Medical Device Inc.	3M	S +	5.35%	9.65%	7/11/2029		2,068	2,038	2,048	1.40
Medical Device Inc. (Revolver) (6)	3M	S +	5.35%	9.65%	7/11/2029		382	(6)	(4)	—
Medical Device Inc. (Revolver) (6)	3M	S +	5.35%	9.65%	7/11/2029		600	(9)	(6)	—
								4,916	4,952	3.39
Health Care Providers & Services
ADB Acquiror, Inc	3M	S +	4.45%	12.45% (incl. 4.00% PIK)	5/12/2028		5,190	5,094	5,077	3.48
ADB Acquiror, Inc (Delayed Draw) (6)	3M	S +	4.45%	12.45% (incl. 4.00% PIK)	5/12/2028		1,545	63	57	0.04
ADB Acquiror, Inc (Revolver) (6) (9)	3M	P +	7.00%	14.50%	5/12/2028		455	238	236	0.16
	3M	S +	8.15%	12.45%	5/12/2028
MM Proton I, LLC	1M	S +	6.75%	11.07%	5/29/2029		6,446	6,360	6,407	4.39
Pharmacy Partners Acquisition, LLC	3M	S +	6.50%	10.81%	2/28/2029		1,004	990	999	0.68
Pharmacy Partners Acquisition, LLC (Revolver) (6)	3M	S +	6.50%	10.81%	2/28/2029		202	(3)	(1)	—
								12,742	12,775	8.75
Hotels, Restaurants & Leisure
Regisa DC, S.A. (Spain) (7)	3M	E +	5.75%	8.11%	11/14/2030	EUR	441	450	465	0.32
								450	465	0.32
Household Products
Bluesun Consumer Brands, S.L. (Spain) (7)	3M	E +	5.50%	7.86%	2/28/2030	EUR	3,104	3,280	3,315	2.27
								3,280	3,315	2.27
Human Resource & Employment Services
Pryor Learning, LLC	1M	S +	5.35%	9.67%	2/28/2029		1,786	1,760	1,764	1.21
Pryor Learning, LLC (Revolver) (6)	1M	S +	5.35%	9.67%	2/28/2029		203	(3)	(2)	—
								1,757	1,762	1.21
IT Consulting & Other Services
MajorKey Technologies Holdings LLC (8)	6M	S +	6.26%	10.49%	12/3/2026		2,328	2,314	2,317	1.59
								2,314	2,317	1.59
IT Services
Penncomp, LLC	1M	S +	5.00%	9.32%	10/17/2028		3,672	3,602	3,635	2.49
Penncomp, LLC (Delayed Draw)	1M	S +	5.00%	9.32%	10/17/2028		1,177	1,162	1,166	0.80
Penncomp, LLC (Delayed Draw) (6)	1M	S +	5.00%	9.32%	4/17/2030		925	(7)	(9)	(0.01)
Penncomp LLC, (Revolver) (6)	1M	S +	5.00%	9.32%	10/17/2028		214	(3)	(2)	—
								4,754	4,790	3.28

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments (continued)

March 31, 2025

(in thousands)

(Unaudited)

Investments(1) (11)	Reference Rate and Spread(2)			Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
Investments—non-affiliated (continued)
Media
AOM Intermediate Holdco, LLC	3M	S +	6.65%	10.95%	8/22/2028		3,268	$3,207	$3,219	2.20%
AOM Intermediate Holdco, LLC (Revolver) (6)	3M	S +	6.65%	10.95%	8/22/2028		258	64	65	0.04
AS1 Sports Bidco Limited (United Kingdom) (7)	3M	E +	6.00%	8.36%	9/26/2030	EUR	366	399	387	0.27
AS1 Sports Bidco Limited (Revolver) (United Kingdom) (6) (7)	3M	E +	6.00%	8.36%	9/26/2030	EUR	63	(2)	(1)	—
TG Studios US, LLC	3M	S +	7.90%	12.20%	4/6/2029		4,950	4,843	4,897	3.35
								8,511	8,567	5.86
Paper & Forest Products
Hoffmaster Group, Inc.	3M	S +	6.25%	10.54%	2/24/2028		5,154	5,073	5,093	3.48
								5,073	5,093	3.48
Professional Services
Efficio Holdco Limited (United Kingdom) (7)	3M	E +	6.00%	8.36%	7/31/2031	EUR	79	83	84	0.06
Efficio Holdco Limited (United Kingdom) (7)	3M	S +	6.00%	10.31%	7/31/2031		386	376	378	0.26
HH Global Finance LTD (8)	6M	S +	6.43%	10.86%	2/25/2027		3,000	2,974	2,982	2.04
JCF Kestrel UK Bidco LTD (United Kingdom) (7)	3M	E +	5.75%	8.21%	11/4/2031	EUR	331	333	347	0.24
JCF Kestrel UK Bidco LTD (Delayed Draw) (United Kingdom) (6) (7)	3M	E +	5.75%	8.21%	11/4/2031	EUR	30	—	—	—
JCF Kestrel UK Bidco LTD (Revolver) (United Kingdom) (6) (7)	3M	E +	5.75%	8.21%	5/4/2025	EUR	65	—	—	—
Studio Bidco B.V. (Netherlands) (7)	3M	E +	6.50%	8.86%	4/24/2031	EUR	326	340	345	0.23
Studio Bidco B.V. (Delayed Draw) (Netherlands) (6) (7)	3M	E +	6.50%	8.86%	4/24/2031	EUR	122	(2)	(3)	—
Tetris Bidco Limited (United Kingdom) (7)	3M	SN +	6.75%	11.21%	10/24/2029	GBP	1,930	2,293	2,456	1.68
Tetris Bidco Limited (United Kingdom) (7)	1M	SN +	6.75%	11.21%	10/24/2029	GBP	70	88	89	0.06
Tetris Bidco Limited (Revolver) (United Kingdom) (6) (7)	3M	SN +	6.75%	11.21%	10/24/2029	GBP	263	(7)	(5)	—
								6,478	6,673	4.57
Software
CF Newco, Inc.	3M	S +	6.25%	10.54%	12/10/2029		5,530	5,396	5,442	3.73
CF Newco, Inc. (Revolver) (6) (9)	3M	S +	6.25%	10.54%	12/10/2029		429	290	293	0.20
				10.55%	12/10/2029
Knowledge Support Systems, Inc. (8)	3M	S +	6.50%	10.85%	11/17/2029		1,649	1,619	1,626	1.11
								7,305	7,361	5.04
Technology Hardware, Storage & Peripherals
Ivy Technology Parent Intermediate III Holdings, LLC	1M	S +	5.38%	9.70%	2/5/2031		5,277	5,185	5,185	3.55
Ivy Technology Parent Intermediate III Holdings, LLC (Revolver) (6)	1M	S +	5.38%	9.70%	2/5/2031		723	(13)	(13)	(0.01)
								5,172	5,172	3.54
Trading Companies & Distributors
CPIG Holdco Inc.	3M	S +	7.10%	11.41%	4/28/2028		4,477	4,389	4,429	3.03
Entertainment Earth, LLC (8)	3M	S +	8.65%	12.95%	7/22/2027		2,903	2,873	2,687	1.84
								7,262	7,116	4.87
Total First Lien Debt								$226,126	$226,796	155.23%
Total Investments—non-affiliated								$226,126	$226,796	155.23%
Cash Equivalents
State Street Institutional Treasury Plus Money Market Fund (10)							240	$240	$240	0.16%
								$240	$240	0.16%
Total Portfolio Investments and Cash Equivalents								$226,366	$227,036	155.39%

(1)
Unless otherwise indicated, issuers of debt investments held by the Company are denominated in USD. All debt investments are income producing unless otherwise indicated.

The accompanying notes are an integral part of these financial statements.

(2)
Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), EuroInterbank Offered Rate (“EURIBOR” or “E”), Australian Bank Bill Swap Rate (“BBSW” or “B”), Sterling Overnight Index Average (“SONIA or SN”), or an alternate base rate (commonly based on the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of March 31, 2025.
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

PGIM Private Credit Fund

Schedule of Investments (continued)

March 31, 2025

(in thousands)

(Unaudited)

Investments—non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Unfunded Commitment Fair Value
ADB Acquiror, Inc	Delayed Draw Term Loan	5/12/2028	$1,454	$(31)
ADB Acquiror, Inc	Revolver	5/12/2028	209	(5)
Airedale Newco Limited	Revolver	12/21/2028	993	(22)
AOM Intermediate Holdco, LLC	Revolver	8/22/2028	189	(3)
APS Acquisition Holdings, LLC	Delayed Draw Term Loan	7/11/2029	944	(13)
APS Acquisition Holdings, LLC	Revolver	7/11/2029	472	(6)
Aptive Environmental, LLC	Revolver	10/1/2030	554	(8)
AS1 Sports Bidco Limited	Revolver	9/26/2030	70	(1)
Capital Construction, LLC	Revolver	10/22/2026	222	(1)
CF Newco, Inc.	Revolver	12/10/2029	129	(2)
CI(MG) Intermediate, LLC	Delayed Draw Term Loan	3/27/2030	2,690	(20)
CI(MG) Intermediate, LLC	Revolver	3/27/2030	638	(10)
Close The Loop Group USA, Inc.	Revolver	12/26/2029	589	(3)
Delaware Valley Floral Group LLC	Revolver	8/24/2028	327	(3)
HEF Safety Ultimate Holdings, LLC	Delayed Draw Term Loan	11/19/2029	563	(2)
HEF Safety Ultimate Holdings, LLC	Revolver	11/19/2029	156	(1)
Ivy Technology Parent Intermediate III Holdings, LLC	Revolver	2/5/2031	723	(13)
JCF Kestrel UK Bidco LTD	Delayed Draw Term Loan	11/4/2031	31	—
JCF Kestrel UK Bidco LTD	Revolver	5/4/2025	68	—
Johns-Byrne LLC	Delayed Draw Term Loan	8/31/2029	267	(3)
Johns-Byrne LLC	Revolver	8/31/2029	134	(2)
Legend Buyer, Inc.	Revolver	1/19/2029	214	(3)
Medical Device Inc.	Revolver	7/11/2029	382	(4)
Medical Device Inc.	Revolver	7/11/2029	600	(6)
Nationwide Acquisition, LLC	Delayed Draw Term Loan	10/1/2029	596	(20)
Nationwide Acquisition, LLC	Revolver	10/1/2029	1,576	(53)
Nayak Aircraft Services Holdings GmbH	Delayed Draw Term Loan	1/16/2030	954	(20)
NPPI Buyer, LLC	Delayed Draw Term Loan	8/20/2029	1,895	(17)
NPPI Buyer, LLC	Revolver	8/20/2029	1,074	(10)
Penncomp LLC	Delayed Draw Term Loan	4/17/2030	925	(9)
Penncomp LLC	Revolver	10/17/2028	214	(2)
Pharmacy Partners Acquisition, LLC	Revolver	2/28/2029	202	(1)
Pryor Learning, LLC	Revolver	2/28/2029	203	(2)
Sail Energy, LLC	Revolver	1/24/2028	381	(5)
Studio Bidco B.V. (Netherlands)	Delayed Draw Term Loan	4/24/2031	131	(3)
Sun Orchard, LLC	Delayed Draw Term Loan	7/8/2028	3,103	(27)
Tetris Bidco Limited	Revolver	10/24/2029	320	(5)
Titan Home Improvement, LLC	Delayed Draw Term Loan	5/31/2030	593	(8)
Titan Home Improvement, LLC	Revolver	5/31/2030	520	(7)
TriplePoint Acquisition Holdings LLC	Delayed Draw Term Loan	5/31/2029	1,119	(10)
TriplePoint Acquisition Holdings LLC	Revolver	5/31/2029	622	(6)
We Work for Kids, LLC	Revolver	9/26/2029	905	(12)
			$27,951	$(379)

(7)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025, non-qualifying assets represented 10.22% of the Company’s total assets as calculated in accordance with regulatory requirements.
(8)
Represents a loan that was purchased by the Company and transferred at fair value from a wholly-owned subsidiary of Prudential Financial, Inc. ("Prudential") in March 2023.

The accompanying notes are an integral part of these financial statements.

(9)
The investment has multiple unique terms, so the loan principal is being subdivided and accordingly, interest is being accrued at differing interest rates as presented on the Schedule of Investments.
(10)
Cash equivalents balance represents amounts held in interest-bearing money market funds issued by State Street Institutional Treasury Plus Money Market Fund (Investor Class (SAEXX)), which had a 30-day yield of 4.19% as of March 31, 2025.
(11)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of a portfolio company's outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company. As of March 31, 2025, all of the Company’s investments were non-controlled, non-affiliated.

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments (continued)

March 31, 2025

(in thousands)

(Unaudited)

Forward Foreign Currency Exchange Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Nomura International plc	USD 360	EUR 331	26-Feb-2027	$(10)
Macquarie Bank Limited	USD 480	EUR 441	23-Nov-2026	(10)
Nomura International plc	USD 94	GBP 73	30-Oct-2026	1
Macquarie Bank Limited	USD 417	EUR 366	25-Sep-2026	11
Macquarie Bank Limited	USD 88	EUR 79	31-Jul-2026	1
Macquarie Bank Limited	USD 359	EUR 326	24-Apr-2026	—	(*)
Macquarie Bank Limited	USD 3,482	EUR 3,111	27-Feb-2026	59
Nomura International plc	USD 848	EUR 803	17-Feb-2026	(35)
Nomura International plc	USD 3,428	EUR 3,246	17-Feb-2026	(141)
Nomura International plc	USD 2,510	GBP 2,018	17-Feb-2026	(90)
Macquarie Bank Limited	USD 6,601	GBP 5,180	31-Dec-2025	(78)
Macquarie Bank Limited	GBP 266	USD 336	31-Dec-2025	6
Macquarie Bank Limited	USD 3,385	EUR 3,024	28-Nov-2025	74
Macquarie Bank Limited	USD 1,052	AUD 1,674	12-Aug-2025	8
Macquarie Bank Limited	USD 434	GBP 344	22-May-2025	(10)
Macquarie Bank Limited	USD 63	GBP 50	20-May-2025	(2)
Macquarie Bank Limited	USD 26	AUD 41	15-Apr-2025	1
Macquarie Bank Limited	USD 7	EUR 6	15-Apr-2025	—	(*)
Macquarie Bank Limited	USD 57	EUR 52	15-Apr-2025	1
Macquarie Bank Limited	USD 1	EUR 1	15-Apr-2025	—	(*)
Macquarie Bank Limited	USD 56	EUR 51	15-Apr-2025	1
Macquarie Bank Limited	USD 61	EUR 56	15-Apr-2025	1
Macquarie Bank Limited	USD 12	EUR 11	15-Apr-2025	—	(*)
Macquarie Bank Limited	USD 6	EUR 6	15-Apr-2025	—	(*)
Macquarie Bank Limited	USD 60	GBP 46	15-Apr-2025	—	(*)
Macquarie Bank Limited	USD 133	GBP 102	15-Apr-2025	1
				$(211)

(*) Less than $500

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments

December 31, 2024

(in thousands)

Investments(1)(11)	Reference Rate and Spread (2)			Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
Investments—non-affiliated
First Lien Debt(4) (5)
Aerospace & Defense
Nayak Aircraft Services Holdings GmbH (Germany) (7)	3M	E +	5.75%	8.47%	1/16/2030	EUR	3,246	$3,460	$3,287	2.71%
Nayak Aircraft Services Holdings GmbH (Delayed Draw) (Germany) (6) (7)	3M	E +	5.75%	8.47%	1/16/2030	EUR	877	(18)	(20)	(0.02)
								3,442	3,267	2.69
Auto Components
ACS Industries, Inc.	1M	S +	5.35%	9.71%	11/26/2030		6,000	5,897	5,897	4.85
								5,897	5,897	4.85
Beverages
Cold Spring Brewing Company	1M	S +	4.75%	9.23%	12/10/2030		6,000	5,941	5,941	4.89
Suja Merger Sub, LLC (8)	1M	S +	5.60%	9.96%	8/23/2029		2,940	2,917	2,911	2.39
								8,858	8,852	7.28
Building Products
Titan Home Improvement, LLC	3M	S +	5.75%	10.26%	5/31/2030		3,156	3,098	3,111	2.56
Titan Home Improvement, LLC (Delayed Draw)(6)	3M	S +	5.75%	10.26%	5/31/2030		593	(5)	(8)	(0.01)
Titan Home Improvement, LLC (Revolver)(6)	3M	S +	5.75%	10.26%	5/31/2030		520	(10)	(7)	(0.01)
The Wells Companies, Inc	1M	S +	5.75%	10.11%	4/02/2029		12,097	11,761	11,816	9.72
								14,844	14,912	12.26
Business Services
Eureka Entertainment, LLC	3M	S +	6.90%	11.41%	12/20/2027		2,106	2,076	2,088	1.72
Eureka Entertainment, LLC (Revolver) (6)(9)	3M	S +	6.90%	11.41%	12/20/2027		319	149	151	0.12
				11.23%	12/20/2027
	6M	S +	7.00%	12.14%	12/20/2027
				11.39%	12/20/2027
								2,225	2,239	1.84
Chemicals
AgroFresh, Inc.	1M	E +	7.00%	9.86%	3/31/2029	EUR	801	850	811	0.67
AgroFresh, Inc.	1M	S +	6.35%	10.71%	3/31/2029		5,754	5,626	5,629	4.63
AgroFresh, Inc. (Revolver) (6)	1M	S +	6.35%	10.71%	3/31/2028		566	526	525	0.43
Airedale Newco Limited (United Kingdom) (7)	3M	SN +	6.00%	10.70%	12/21/2028	GBP	4,782	5,929	5,849	4.81
Airedale Newco Limited (Revolver) (United Kingdom) (6) (7)	3M	SN +	6.00%	10.70%	12/21/2028	GBP	781	(25)	(22)	(0.02)
Kandelium Group GmbH (France) (7)	3M	E +	5.75%	8.43%	11/22/2030	EUR	3,024	3,206	3,062	2.52
Kandelium Group GmbH (France) (7)	3M	S +	6.35%	10.68%	11/22/2030		1,926	1,875	1,883	1.55
Kandelium Group GmbH (Delayed Draw) (France) (7)	3M	S +	6.35%	10.68%	11/22/2030		1,284	1,251	1,256	1.03
								19,238	18,993	15.62
Commercial Services & Supplies
CI(MG) Intermediate, LLC	3M	S +	7.15%	11.47%	3/24/2028		30	29	29	0.02
CI(MG) Intermediate, LLC	3M	S +	7.15%	11.66%	3/24/2028		2,033	1,987	1,992	1.64
CI(MG) Intermediate, LLC (Delayed Draw) (6)	3M	S +	7.15%	11.47%	3/24/2028		70	(1)	(1)	—
CI(MG) Intermediate, LLC (Delayed Draw) (6) (9)	3M	S +	7.15%	11.81%	3/24/2028		3,944	3,398	3,407	2.80
				11.67%	3/24/2028
				11.66%	3/24/2028
				11.48%	3/24/2028
CI(MG) Intermediate, LLC (Revolver) (6) (9)	3M	S +	7.15%	11.48%	3/24/2028		630	246	239	0.20
				11.66%	3/24/2028
HEF Safety Ultimate Holdings, LLC	3M	S +	5.25%	9.58%	11/19/2029		2,045	2,002	2,039	1.68
HEF Safety Ultimate Holdings, LLC (Delayed Draw) (6)	3M	S +	5.25%	9.58%	11/19/2029		563	(6)	(2)	—
HEF Safety Ultimate Holdings, LLC (Revolver) (6)	3M	S +	5.25%	9.58%	11/19/2029		297	135	140	0.11
Nationwide Acquisition, LLC	1M	S +	5.25%	9.61%	10/1/2029		8,170	8,014	8,014	6.59
Nationwide Acquisition, LLC (Delayed Draw) (6)	1M	S +	5.25%	9.61%	10/1/2029		2,234	(21)	(21)	(0.02)
Nationwide Acquisition, LLC (Revolver) (6)	1M	S +	5.25%	9.61%	10/1/2029		1,576	(30)	(30)	(0.02)
ZircoData Holdings Pty Ltd (Australia) (7) (8)	3M	B +	8.00%	12.50%	5/3/2026	AUD	1,674	1,114	1,024	0.84
								16,867	16,830	13.84

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments (continued)

December 31, 2024

(in thousands)

Investments(1)(11)	Reference Rate and Spread (2)			Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
Investments—non-affiliated (continued)
Construction & Engineering
ADB Companies, LLC (8)	3M	S +	6.76%	11.09%	12/18/2025		2,455	$2,440	$2,410	1.98%
ADB Companies, LLC	3M	S +	6.76%	11.35%	12/18/2025		468	463	460	0.38
APS Acquisition Holdings, LLC	3M	S +	5.75%	10.08%	7/11/2029		2,661	2,613	2,624	2.16
APS Acquisition Holdings, LLC (Delayed Draw) (6)	3M	S +	5.75%	10.08%	7/11/2029		944	(9)	(13)	(0.01)
APS Acquisition Holdings, LLC (Revolver) (6)	3M	S +	5.75%	10.08%	7/11/2029		472	(9)	(6)	(0.01)
Capital Construction, LLC	1M	S +	5.60%	10.15%	10/22/2026		915	905	909	0.75
Capital Construction, LLC (Delayed Draw)	1M	S +	5.60%	10.15%	10/22/2026		1,241	1,227	1,232	1.01
Capital Construction, LLC (Revolver) (6)	1M	S +	5.60%	10.15%	10/22/2026		222	(2)	(2)	—
Full Circle Fiber Operating LLC	3M	S +	7.15%	11.48%	12/16/2027		5,353	5,270	5,280	4.34
TriplePoint Acquisition Holdings LLC	3M	S +	5.50%	9.83%	5/31/2029		4,455	4,376	4,413	3.63
TriplePoint Acquisition Holdings LLC (Delayed Draw) (6)	3M	S +	5.50%	9.83%	5/31/2029		1,119	(10)	(11)	(0.01)
TriplePoint Acquisition Holdings LLC (Revolver) (6)	3M	S +	5.50%	9.83%	5/31/2029		622	(11)	(6)	—
								17,253	17,290	14.22
Containers & Packaging
Close The Loop Group USA, Inc.	3M	S +	6.15%	10.48%	10/26/2029		2,742	2,695	2,727	2.24
Close The Loop Group USA, Inc. (Revolver) (6)	3M	S +	6.15%	10.48%	12/26/2029		589	(10)	(3)	—
Johns-Byrne LLC	3M	S +	6.00%	10.33%	8/31/2029		989	968	977	0.80
Johns-Byrne LLC (Delayed Draw) (6)	3M	S +	6.00%	10.33%	8/31/2029		267	(5)	(3)	—
Johns-Byrne LLC (Revolver) (6)	3M	S +	6.00%	10.33%	8/31/2029		134	(3)	(2)	—
NPPI Buyer, LLC	3M	S +	5.00%	9.33%	8/20/2029		8,820	8,697	8,738	7.19
NPPI Buyer, LLC (Delayed Draw) (6)	3M	S +	5.00%	9.33%	8/20/2029		1,895	(13)	(18)	(0.02)
NPPI Buyer, LLC (Revolver) (6)	3M	S +	5.00%	9.33%	8/20/2029		1,263	(18)	(12)	(0.01)
Toledo AcquisitionCo Inc. (8)	6M	S +	6.65%	11.19%	8/21/2029		2,947	2,914	2,907	2.39
								15,225	15,311	12.59
Distributors
Delaware Valley Floral Group LLC	3M	S +	5.85%	10.18%	8/24/2028		507	498	502	0.41
Delaware Valley Floral Group LLC (Revolver) (6)	3M	S +	5.75%	10.18%	8/24/2028		327	(6)	(4)	—
								492	498	0.41
Diversified Consumer Services
Aptive Environmental, LLC	1M	S +	5.50%	9.86%	10/1/2030		5,419	5,297	5,297	4.36
Aptive Environmental, LLC (Revolver) (6)	1M	S +	5.50%	9.86%	10/1/2030		554	(12)	(12)	(0.01)
Global Education Holdings Limited (Revolver) (United Kingdom) (7)	1M	P +	2.75%	9.70%	5/22/2025	GBP	344	433	431	0.35
We Work for Kids, LLC	3M	S +	5.50%	9.83%	9/26/2029		11,067	10,856	10,910	8.97
We Work for Kids, LLC (Revolver) (6)	3M	S +	5.50%	9.83%	9/26/2029		905	(17)	(13)	(0.01)
								16,557	16,613	13.66
Electronic Equipment, Instruments & Components
Rochester Sensors, LLC	3M	S +	7.15%	11.48%	5/8/2028		6,626	6,510	6,509	5.35
Rochester Sensors, LLC (Revolver)	3M	S +	7.15%	11.48%	5/8/2028		545	536	536	0.44
								7,046	7,045	5.79
Environmental & Facilities Services
Legend Buyer, Inc.	3M	S +	5.60%	9.93%	1/19/2029		1,112	1,092	1,095	0.01
Legend Buyer, Inc. (Revolver) (6)	6M	S +	5.60%	9.87%	1/19/2029		214	(4)	(3)	—
								1,088	1,092	0.90

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments (continued)

December 31, 2024

(in thousands)

Investments(1) (11)	Reference Rate and Spread(2)			Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
Investments—non-affiliated (continued)
Food Products
Hometown Food Company	1M	S +	4.60%	9.03%	8/16/2029		5,864	$5,821	$5,821	4.79%
Sun Orchard, LLC (9)	3M	S +	5.50%	9.83%	7/8/2028		8,530	8,413	8,452	6.95
				10.09%	7/8/2028
Sun Orchard, LLC (Delayed Draw) (6)	3M	S +	5.50%	9.83%	7/8/2028		3,448	(47)	(32)	(0.03)
								14,187	14,241	11.71
Gas Utilities
Sail Energy, LLC	6M	S +	7.25%	11.53%	1/24/2028		1,132	1,117	1,118	0.92
Sail Energy, LLC (Delayed Draw)	6M	S +	7.25%	11.53%	1/24/2028		761	751	751	0.62
Sail Energy, LLC (Revolver) (6)	6M	S +	7.25%	11.53%	1/24/2028		381	(5)	(4)	(0.01)
								1,863	1,865	1.53
Health Care Equipment
Medical Device Inc.	3M	S +	6.35%	10.68%	7/11/2029		1,596	1,564	1,569	1.29
Medical Device Inc. (Revolver) (6)	3M	S +	6.35%	10.68%	7/11/2029		202	(4)	(3)	—
								1,560	1,566	1.29
Health Care Providers & Services
ADB Acquiror, Inc	3M	S +	8.03%	12.35%	5/12/2028		5,190	5,088	5,105	4.20
ADB Acquiror, Inc (Delayed Draw) (6)	3M	S +	8.03%	12.35%	5/12/2028		1,545	62	66	0.06
ADB Acquiror, Inc (Revolver) (6) (9)	3M	S +	8.03%	12.35%	5/12/2028		455	173	174	0.14
	3M	P +	6.88%	14.38%	5/12/2028
MM Proton I, LLC	1M	S +	6.75%	11.30%	5/29/2029		6,603	6,515	6,562	5.40
Pharmacy Partners Acquisition, LLC	3M	S +	6.50%	11.01%	2/28/2029		1,006	993	1,002	0.82
Pharmacy Partners Acquisition, LLC (Revolver) (6)	3M	S +	6.50%	11.01%	2/28/2029		202	(3)	(1)	—
								12,828	12,908	10.62
Hotels, Restaurants & Leisure
Regisa DC, S.A. (Spain) (7)	3M	E +	5.75%	8.68%	11/14/2030	EUR	441	450	444	0.37
								450	444	0.37
Household Products
Bluesun Consumer Brands, S.L. (Spain) (7)	3M	E +	5.75%	8.43%	2/28/2030	EUR	3,111	3,285	3,182	2.62
								3,285	3,182	2.62
Human Resource & Employment Services
Pryor Learning, LLC	1M	S +	6.85%	11.21%	2/28/2028		1,791	1,764	1,774	1.46
Pryor Learning, LLC (Revolver) (6)	1M	S +	6.85%	11.21%	2/28/2028		203	(3)	(2)	—
								1,761	1,772	1.46
IT Consulting & Other Services
Kopius Holdings (8)	3M	S +	6.26%	10.73%	12/3/2026		2,359	2,344	2,347	1.93
								2,344	2,347	1.93
IT Services
Penncomp LLC	1M	S +	6.35%	10.71%	10/17/2028		3,681	3,610	3,660	3.01
Penncomp LLC (Delayed Draw) (6)	1M	S +	6.35%	10.71%	10/17/2028		1,180	883	892	0.73
Penncomp LLC (Revolver) (6)	1M	S +	6.35%	10.71%	10/17/2028		148	(3)	(1)	—
								4,490	4,551	3.74
Media
AOM Intermediate Holdco, LLC	3M	S +	6.65%	10.98%	8/22/2028		3,290	3,225	3,238	2.66
AOM Intermediate Holdco, LLC (Revolver) (6) (9)	3M	S +	6.65%	10.97%	8/22/2028		258	64	65	0.05
				10.98%	8/22/2028
AS1 Sports Bidco Limited (United Kingdom) (7)	3M	E +	6.00%	8.68%	9/26/2030	EUR	366	398	371	0.31
AS1 Sports Bidco Limited (Revolver) (United Kingdom) (6) (7)	3M	E +	6.00%	8.68%	9/26/2030	EUR	63	(2)	(2)	—
TG Studios US, LLC	3M	S +	7.90%	12.23%	4/6/2029		5,000	4,887	4,945	4.07
								8,572	8,617	7.09
Paper & Forest Products
Hoffmaster Group, Inc.	1M	S +	6.25%	10.82%	2/24/2028		5,167	5,080	5,101	4.20
								5,080	5,101	4.20

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments (continued)

December 31, 2024

(in thousands)

Investments(1) (11)	Reference Rate and Spread(2)			Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
Investments—non-affiliated (continued)
Professional Services
Efficio Holdco Limited (United Kingdom) (7)	3M	E +	6.00%	8.68%	7/31/2031	EUR	79	$83	$80	0.07%
Efficio Holdco Limited (United Kingdom) (7)	1M	S +	6.00%	10.31%	7/31/2031		386	376	378	0.31
HH Global Finance LTD (8)	6M	S +	6.18%	10.61%	2/25/2027		3,000	2,971	2,982	2.45
Prestige Employee Administrators, LLC (8)	1M	S +	6.10%	10.46%	12/31/2025		2,993	2,978	2,992	2.46
Studio Bidco B.V. (Netherlands) (7)	3M	E +	6.25%	8.97%	4/24/2031	EUR	326	340	330	0.27
Studio Bidco B.V. (Delayed Draw) (Netherlands) (6) (7)	3M	E +	6.25%	8.97%	4/24/2031	EUR	122	(2)	(3)	—
Tetris Bidco Limited (United Kingdom) (7)	3M	SN +	6.75%	11.45%	10/24/2029	GBP	1,974	2,344	2,433	2.00
Tetris Bidco Limited (United Kingdom) (7)	1M	SN +	6.75%	11.45%	10/24/2029	GBP	71	90	88	0.07
Tetris Bidco Limited (Revolver) (United Kingdom) (6) (7)	3M	SN +	6.75%	11.45%	10/24/2029	GBP	263	(8)	(5)	—
								9,172	9,275	7.63
Software
CF Newco, Inc.	3M	S +	6.25%	10.68%	12/10/2029		5,571	5,434	5,434	4.47
CF Newco, Inc. (Revolver) (6) (9)	3M	S +	6.25%	10.68%	12/10/2029		429	289	289	0.24
				10.58%	12/10/2029
Knowledge Support Systems, Inc. (8)	3M	S +	7.00%	11.83%	11/17/2029		1,655	1,623	1,631	1.34
								7,346	7,354	6.05
Trading Companies & Distributors
CPIG Holdco Inc.	3M	S +	7.10%	11.69%	4/28/2028		4,489	4,394	4,437	3.65
Entertainment Earth, LLC (8)	3M	S +	8.65%	12.98% (incl. 7.50 % PIK)	7/22/2027		2,922	2,890	2,715	2.23
								7,284	7,152	5.88
Total First Lien Debt								$209,254	$209,214	172.07%
Total Investments—non-affiliated								$209,254	$209,214	172.07%

Cash Equivalents
PGIM Core Ultra Short Bond Fund (10)							19	$19	$19	0.01%
Cash Equivalents								$19	$19	0.01%
Total Portfolio Investments and Cash Equivalents								$209,273	$209,233	172.08%

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

PGIM Private Credit Fund

Schedule of Investments (continued)

December 31, 2024

(in thousands)

Investments—non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Unfunded Commitment Fair Value
ADB Acquiror, Inc	Delayed Draw Term Loan	5/12/2028	$1,454	$(24)
ADB Acquiror, Inc	Revolver	5/12/2028	273	(4)
AgroFresh, Inc.	Revolver	3/31/2028	28	(1)
Airedale Newco Limited	Revolver	12/21/2028	994	(22)
AOM Intermediate Holdco, LLC	Revolver	8/22/2028	189	(3)
APS Acquisition Holdings, LLC	Delayed Draw Term Loan	7/11/2029	944	(13)
APS Acquisition Holdings, LLC	Revolver	7/11/2029	472	(6)
Aptive Environmental, LLC	Revolver	10/1/2030	554	(12)
AS1 Sports Bidco Limited	Revolver	9/26/2030	70	(2)
Capital Construction, LLC	Revolver	10/22/2026	222	(2)
CF Newco, Inc.	Revolver	12/10/2029	129	(3)
CI(MG) Intermediate, LLC	Delayed Draw Term Loan	3/24/2028	456	(9)
CI(MG) Intermediate, LLC	Delayed Draw Term Loan	3/24/2028	70	(1)
CI(MG) Intermediate, LLC	Revolver	3/24/2028	377	(8)
Close The Loop Group USA, Inc.	Revolver	12/26/2029	589	(3)
Delaware Valley Floral Group LLC	Revolver	8/24/2028	327	(4)
Eureka Entertainment, LLC	Revolver	12/20/2027	166	(1)
HEF Safety Ultimate Holdings, LLC	Delayed Draw Term Loan	11/19/2029	563	(2)
HEF Safety Ultimate Holdings, LLC	Revolver	11/19/2029	157	(1)
Johns-Byrne LLC	Delayed Draw Term Loan	8/31/2029	267	(3)
Johns-Byrne LLC	Revolver	8/31/2029	134	(2)
Legend Buyer, Inc.	Revolver	1/19/2029	214	(3)
Medical Device Inc.	Revolver	7/11/2029	202	(3)
Nationwide Acquisition, LLC	Delayed Draw Term Loan	10/1/2029	2,234	(21)
Nationwide Acquisition, LLC	Revolver	10/1/2029	1,576	(30)
Nest Bidco GMBH	Delayed Draw Term Loan	1/16/2030	954	(20)
NPPI Buyer, LLC	Delayed Draw Term Loan	8/20/2029	1,895	(18)
NPPI Buyer, LLC	Revolver	8/20/2029	1,263	(12)
Penncomp LLC	Delayed Draw Term Loan	10/17/2028	281	(2)
Penncomp LLC	Revolver	10/17/2028	148	(1)
Pharmacy Partners Acquisition, LLC	Revolver	2/28/2029	202	(1)
Pryor Learning, LLC	Revolver	2/28/2028	203	(2)
Sail Energy, LLC	Revolver	1/24/2028	381	(4)
Studio Bidco B.V.	Delayed Draw Term Loan	4/24/2031	130	(3)
Sun Orchard, LLC	Delayed Draw Term Loan	7/8/2028	3,448	(32)
Tetris Bidco Limited	Revolver	10/24/2029	321	(5)
Titan Home Improvement, LLC	Delayed Draw Term Loan	5/31/2030	593	(8)
Titan Home Improvement, LLC	Revolver	5/31/2030	520	(7)
TriplePoint Acquisition Holdings LLC	Delayed Draw Term Loan	5/31/2029	1,119	(11)
TriplePoint Acquisition Holdings LLC	Revolver	5/31/2029	622	(6)
We Work for Kids, LLC	Revolver	9/26/2029	905	(13)
Total			$25,646	$(328)

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

The accompanying notes are an integral part of these financial statements.

Forward Foreign Currency Exchange Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Macquarie Bank Limited	USD 480	EUR 441	23-Nov-26	$6
Nomura International plc	USD 94	GBP 73	30-Oct-26	3
Macquarie Bank Limited	USD 417	EUR 366	25-Sep-26	25
Macquarie Bank Limited	USD 88	EUR 79	31-Jul-26	4
Macquarie Bank Limited	USD 359	EUR 326	24-Apr-26	13
Macquarie Bank Limited	USD 3,482	EUR 3,111	27-Feb-26	184
Macquarie Bank Limited	GBP 266	USD 336	31-Dec-25	(4)
Macquarie Bank Limited	USD 6,601	GBP 5,180	31-Dec-25	130
Macquarie Bank Limited	USD 3,385	EUR 3,024	28-Nov-25	197
Macquarie Bank Limited	USD 434	GBP 344	22-May-25	4
Macquarie Bank Limited	AUD 12	USD 8	12-Feb-25	—	(*)
Macquarie Bank Limited	USD 1,163	AUD 1,774	12-Feb-25	64
Macquarie Bank Limited	AUD 61	USD 40	12-Feb-25	(2)
Nomura International plc	USD 73	EUR 68	15-Jan-25	2
Nomura International plc	USD 173	GBP 135	15-Jan-25	4
Nomura International plc	USD 10	EUR 9	15-Jan-25	—	(*)
Nomura International plc	USD 2	EUR 2	15-Jan-25	—	(*)
Nomura International plc	USD 33	AUD 50	15-Jan-25	2
Nomura International plc	USD 8	EUR 8	15-Jan-25	—	(*)
Nomura International plc	USD 77	EUR 72	15-Jan-25	2
Nomura International plc	USD 82	EUR 77	15-Jan-25	2
Nomura International plc	USD 76	GBP 59	15-Jan-25	2
Nomura International plc	USD 881	EUR 803	9-Jan-25	50
Nomura International plc	USD 3,564	EUR 3,246	9-Jan-25	202
Nomura International plc	USD 2,636	GBP 2,018	9-Jan-25	109
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

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including original issue discount and upfront structuring fees (i.e., origination fees) received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three months ended March 31, 2025 and 2024, the Company recorded $6,134 and $3,463 (dollar amounts in thousands), respectively, in interest income.

Payment-In-Kind (“PIK”) Income

The Company has loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s statement of operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three months ended March 31, 2025 and 2024, the Company recorded $8 and $0 (dollar amounts in thousands), respectively, in PIK interest income.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly- traded portfolio companies. For the three months ended March 31, 2025 and 2024, the Company recorded $0 and $120 (dollar amounts in thousands), respectively, in dividend income.

Effective June 14, 2024, the Company changed its overnight cash sweep vehicle from an unaffiliated money market fund to the PGIM Core Ultra Short Bond Fund (the “Core Fund”), a series of Prudential Investment Portfolios 2, registered under the 1940 Act and managed by PGIM Investments. PGIM Investments and/or its affiliates are paid fees or reimbursed for providing their services to the Core Fund. For the three months ended March 31, 2025, the Company recorded $30 (dollar amounts in thousands) in dividend income from affiliated investments.

Effective March 18, 2025, the Company changed its overnight cash sweep vehicle from the PGIM Core Ultra Short Bond Fund, a series of Prudential Investment Portfolios 2, registered under the 1940 Act and managed by PGIM Investments, to the State Street Institutional Treasury Plus Money Market Fund - Investor Class (SAEXX), an unaffiliated money market fund.

Fee Income

The Company may receive various fees in the ordinary course of business such as for consents, waivers and amendments, as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three months ended March 31, 2025 and 2024, the Company recorded $106 and $59 (dollar amounts in thousands), respectively, in fee income.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations, and interpretations thereof. The Company had no material uncertain tax positions as of March 31, 2025 or December 31, 2024.

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

Note 3. Fees, Expenses, Agreements and Related Party Transactions

PGIM Investments, an indirect, wholly-owned subsidiary of Prudential and a registered investment adviser, is the Company’s investment manager. The Manager has engaged PGIM, an indirect, wholly-owned subsidiary of Prudential, as the Company’s subadviser. PGIM provides day-to-day management of the Company’s portfolio primarily through PGIM Private Capital (“PPC”), its dedicated private credit asset management business unit and as of November 15, 2024, has engaged PGIM Fixed Income, the primary fixed income asset management unit of PGIM, to provide investment management services to the portion of the Company’s investments allocated to broadly syndicated loans. As of March 31, 2025, there are currently no assets in the Company managed by PGIM Fixed Income. The Manager is permitted to allocate portions of the Company’s portfolio to any of the business units within PGIM.

The Company and the Manager have entered into a second amended and restated management agreement (the “Management Agreement”) pursuant to which the Manager is entitled to receive a base management fee and an incentive fee.

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

For the three months ended March 31, 2025 and 2024, the Company accrued management fees of $406 and $336 (dollar amounts in thousands), respectively, all of which was subject to waiver by the Manager. As of March 31, 2025, there were no management fees payable by the Company.

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

•
No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.25% (5.0% annualized);
•
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
•
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

Incentive Fee Based on Capital Gains

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals:

•
12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP.

The Manager has contractually agreed to waive its incentive fee in its entirety for the Waiver Period. The Manager previously contractually agreed to waive its incentive fee in its entirety through December 31, 2024. Prior to the Company’s election of BDC status, the incentive fee was contractually set to zero. Accordingly, no fee was incurred during that time.

For the three months ended March 31, 2025 and 2024, the Company accrued income based incentive fees of $448 and $220 (dollar amounts in thousands), respectively, all of which were subject to waiver by the Manager. As of March 31, 2025, there were no incentive fees payable by the Company.

For the three months ended March 31, 2025 and 2024, the Company accrued capital gains incentive fees of $(5) and $34 (dollar amounts in thousands), respectively, all of which were subject to waiver by the Manager. As of March 31, 2025, there were no capital gains incentive fees payable by the Company.

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

PGIM Fixed Income will receive an annual subadvisory fee, payable monthly in arrears by the Manager at an annual rate of 0.42% of the value of the Company’s net assets within the broadly syndicated loan portion of the portfolio managed by the PGIM Fixed Income as of the beginning of the first calendar day of the applicable month. For the first calendar month, net assets will be measured as of the date that the Company first publicly sells shares to a person or entity other than the Manager or its affiliates. For the avoidance of doubt, no incentive fee shall be paid by the Manager to PGIM Fixed Income. As of March 31, 2025, there are currently no assets in the Company managed by PGIM Fixed Income.

During the Waiver Period, the Company will not bear the cost of the management fee, incentive fee or subadvisory fee. Accordingly, no subadvisory fee was payable by the Manager to the Subadviser for the three months ended March 31, 2025 and 2024.

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

Warehouse Investments

On March 27, 2025, the Board approved an arrangement with Macquarie Bank Limited (the “Financing Provider”) pursuant to which the Company may enter into Purchase Agreements (the “Purchase Agreements”) with the Financing Provider under which the Company will have forward obligations to settle the purchase of certain investments (the “Warehouse Investments”) from the Financing Provider on an agreed upon delayed settlement date. The settlement date will be aligned with the expected warehouse period (the “Minimum Warehouse Period”) and the purchase of such Warehouse Investments will be subject to the condition that the Company has received subscriptions of at least $50 million (the “Warehouse Condition”). The Warehouse Investments are expected to primarily consist of newly originated, privately negotiated senior secured term loans to middle market companies consistent with the Company’s investment strategy.

If the Warehouse Condition is satisfied, the Company will be obligated to purchase the Warehouse Investments from the Financing Provider at the prices determined under the Purchase Agreements. The Company’s obligations to the Financing Provider under the Purchase Agreements will be guaranteed by an affiliate of the Manager. Pursuant to such arrangements, the guarantor will agree to purchase the applicable Warehouse Investment from the Financing Provider in lieu of the Company in the event the Warehouse Condition is not satisfied during the Minimum Warehouse Period or as extended by mutual agreement. The Company will not pay a fee to the guarantor with respect to any guarantee it provides as the guarantor. The Company expects to treat its forward obligations to purchase Warehouse Investments from the Financing Provider as unfunded commitments, pursuant to Rule 18f-4 of the 1940 Act. As of March 31, 2025, there were no Purchase Agreements outstanding with the Financing Provider.

Intermediary Manager Agreement

The Company entered into an amended and restated intermediary manager agreement with Prudential Investment Management Services, LLC (the “Intermediary Manager” or “PIMS”), an affiliate of the Manager, who will be principal underwriter and distributor of the Company’s Common Shares. The Intermediary Manager will be entitled to receive shareholder servicing and/or distribution fees with respect to the Class S and Class D Shares on an annualized basis as a percentage of the NAV for such class, subject to the inception of each class. The shareholder servicing and/or distribution fees will be paid monthly in arrears at an annual rate of 0.85% and 0.25% for Class S and D respectively, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month. No distribution and/or shareholder servicing fees will be paid with respect to Class I. For the three months ended March 31, 2025 and 2024, the Company accrued, in each case, servicing and/or distribution fees of less than $500 which were attributable to Class S and Class D Shares, respectively.

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

SS&C GIDS, Inc., a corporation organized in the state of Delaware, serves as the sub-transfer agent of the Company.

For the three months ended March 31, 2025, the Company accrued transfer agent’s fees and expenses of $22, $11 and $19 (dollar amounts in thousands) for Class I, Class S and Class D Shares, respectively. For the three months ended March 31, 2024, the Company accrued transfer agent’s fees and expenses of $8, $10 and $10, (dollar amounts in thousands), for Class I, Class S and Class D Shares, respectively. As of March 31, 2025 and December 31, 2024, there were $27 and $20 (dollar amounts in thousands), respectively, of transfer agent’s fees payable by the Company.

Expense Limitation and Reimbursement Agreement

Pursuant to an expense limitation and reimbursement agreement by and among the Company and the Manager, for three years from May 5, 2023, the effective date of the Company’s registration statement (the “ELRA Period”), the Manager has contractually agreed to waive its fees and/or reimburse expenses of the Company so that the Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). The Company has agreed to repay these amounts, when and if requested by the Manager, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Manager waived or reimbursed such fees or expenses. This arrangement cannot be terminated without the consent of the Board prior to the end of the ELRA Period. “Specified Expenses” includes all expenses incurred in the business of the Company, including organizational and offering costs (excluding the organizational and offering expenses relating to the initial sale of Class S, Class D and Class I Common Shares), with the following exceptions: (i) the management fee, (ii) the incentive fee, (iii) the shareholder servicing and/or distribution fee, (iv) brokerage costs or other investment-related out-of-pocket expenses, (v) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vi) taxes, and (vii) extraordinary expenses (as determined in the sole discretion of the Manager). Prior to the Company’s election of BDC status, the Manager agreed to voluntarily enact the above-described expense limitation. Accordingly, such expense reimbursement is reflected on the Statements of Operations for the three months ended March 31, 2025 and 2024. Certain other expenses may be paid by the Manager, subject to the Manager’s sole discretion. The Company will not be required to repay such amounts to the Manager.

The following table represents a summary of Expense Payments and the related Reimbursement Payments since the Company’s commencement of operations (dollar amounts in thousands):

For the Quarters Ended	Expense Payments by Manager	Reimbursement Payments to Manager	Unreimbursed Expense Payments	Effective Rate of Distribution per Common Share (1)	Reimbursement Eligibility Expiration	Operating Expense Ratio (2)
December 31, 2022	$89	$—	$89	0.00%	December 31, 2025	0.78%
March 31, 2023	78	—	78	0.00%	March 31, 2026	0.19%
June 30, 2023	285	—	285	0.00%	June 30, 2026	0.37%
September 30, 2023	1,029	—	1,029	0.00%	September 30, 2026	1.01%
December 31, 2023	1,227	—	1,227	10.94%	December 31, 2026	1.33%
March 31, 2024	795	—	795	10.90%	March 31, 2027	0.81%
June 30, 2024	953	—	953	10.85%	June 30, 2027	0.96%
September 30, 2024	511	—	511	14.18%	September 30, 2027	0.56%
December 31, 2024	680	—	680	12.96%	December 31, 2027	0.68%
March 31, 2025	413	—	413	11.54%	March 31, 2028	0.39%
	$6,060	$—	$6,060

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

Investment Transactions with Affiliates

The Company’s existing investments were acquired with proceeds from purchases of the Company’s Class I Shares by PGIM Strategic Investments, Inc. Select investments, as footnoted in the Schedule of Investments, were purchased from a wholly-owned subsidiary of Prudential while the Company operated as a private fund. All other existing investments were originated with the portfolio company. For the investments purchased, the Company engaged an independent third-party valuation firm to assist in determining the fair value of these investments in accordance with the Company’s valuation procedures. For more information regarding the Company’s valuation procedures see “Note 2. Accounting Policies.” Investments were purchased from a wholly-owned subsidiary of Prudential on the below dates with aggregate fair values as follows:

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

Effective March 18, 2025, the Company changed its overnight cash sweep vehicle from the PGIM Core Ultra Short Bond Fund, a series of Prudential Investment Portfolios 2, registered under the 1940 Act and managed by PGIM Investments, to the State Street Institutional Treasury Plus Money Market Fund - Investor Class (SAEXX), an unaffiliated money market fund.

Co-Investment Relief

The Company has received exemptive relief that allows the Company to co-invest in certain transactions with certain affiliates of the Manager. The relief permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Manager and certain funds managed and controlled by the Manager and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Board has established criteria (“Board Criteria”) clearly defining co-investment opportunities in which the Company will have the opportunity to participate with one or more other public or private funds and managed accounts managed by the Subadviser that target similar assets. If an investment falls within the Board Criteria, the Subadviser must offer an opportunity for the Company to participate. The Company may participate or may not participate, depending on whether the Subadviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). If the Subadviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but PGIM will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly Board meeting.

Note 4. Investments

As of March 31, 2025 and December 31, 2024, the composition of the Company’s investment portfolio at cost and fair value was as follows (dollar amounts in thousands):

	March 31, 2025
	Cost	Fair value	Percentage of Total Investments at Fair Value
First Lien Debt	$226,126	$226,796	100.00%
Total	$226,126	$226,796	100.00%

	December 31, 2024
	Cost	Fair value	Percentage of Total Investments at Fair Value
First Lien Debt	$209,254	$209,214	100.00%
Total	$209,254	$209,214	100.00%

As of March 31, 2025 and December 31, 2024, the industry composition of investments at fair value was as follows:

	March 31, 2025	December 31, 2024
Food Products	9.00%	6.81%
Chemicals	8.50%	9.07%
Commercial Services & Supplies	8.00%	8.04%
Construction & Engineering	7.59%	8.26%
Diversified Consumer Services	7.36%	7.94%
Containers & Packaging	6.82%	7.32%
Building Products	6.54%	7.13%
Health Care Providers & Services	5.63%	6.17%
Beverages	3.86%	4.23%
Media	3.78%	4.12%
Software	3.25%	3.52%
Trading Companies & Distributors	3.14%	3.42%
Electronic Equipment, Instruments & Components	3.10%	3.37%
Professional Services	2.94%	4.43%
Business Services	2.59%	1.07%
Auto Components	2.58%	2.82%
Technology Hardware, Storage & Peripherals	2.28%	— %
Paper & Forest Products	2.25%	2.44%
Health Care Equipment	2.18%	0.75%
IT Services	2.11%	2.18%
Aerospace & Defense	1.51%	1.56%
Household Products	1.46%	1.52%
IT Consulting & Other Services	1.02%	1.12%
Gas Utilities	0.82%	0.89%
Human Resource & Employment Services	0.78%	0.85%
Environmental & Facilities Services	0.48%	0.52%
Distributors	0.22%	0.24%
Hotels, Restaurants & Leisure	0.21%	0.21%
Total	100.00%	100.00%

As of March 31, 2025 and December 31, 2024, the geographic composition of investments at cost and fair value was as follows (dollar amounts in thousands):

	March 31, 2025
Country	Cost	Fair Value	% of Total Investments at Fair Value
United States	$201,332	$201,768	88.95%
United Kingdom	9,850	10,135	4.47%
France	6,336	6,339	2.80%
Spain	3,730	3,780	1.67%
Germany	3,446	3,414	1.51%
Australia	1,094	1,018	0.45%
Netherlands	338	342	0.15%
Total	$226,126	$226,796	100.00%

	December 31, 2024
Country	Cost	Fair Value	% of Total Investments at Fair Value
United States	$184,675	$185,168	88.51%
United Kingdom	9,618	9,601	4.59%
France	6,332	6,201	2.96%
Germany	3,735	3,626	1.73%
Spain	3,442	3,267	1.56%
Australia	1,114	1,024	0.49%
Netherlands	338	327	0.16%
Total	$209,254	$209,214	100.00%

As of March 31, 2025 and December 31, 2024, no loans in the portfolio were on non-accrual status.

As of March 31, 2025 and December 31, 2024, on a fair value basis, all performing debt investments bore interest at a floating rate.

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

•
Level 1—unadjusted quoted prices generally in active markets for identical securities.
•
Level 2—quoted prices for similar securities, interest rates and yield curves, prepayment speeds, foreign currency exchange rates and other observable inputs.
•
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

The following is a summary of the inputs used as of March 31, 2025 and December 31, 2024 in valuing such financial instruments (dollar amounts in thousands):

	March 31, 2025
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$226,796	$226,796
Cash Equivalents	240	—	—	240
Total	$240	$—	$226,796	$227,036
Unrealized appreciation (depreciation) on OTC forward foreign currency exchange contracts*	$—	$(211)	$—	$(211)

	December 31, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$209,214	$209,214
Cash Equivalents	19	—	—	19
Total	$19	$—	$209,214	$209,233
Unrealized appreciation (depreciation) on OTC forward foreign currency exchange contracts*	$—	$999	$—	$999

* Represents derivative instruments not reflected in the Schedule of Investments, which are recorded at the unrealized appreciation (depreciation) on the instrument.

The following table presents the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value (dollar amounts in thousands):

	First Lien Debt - Total Investments
	Three Months Ended
	March 31, 2025	March 31, 2024
Fair value, beginning of period	$209,214	$101,019
Purchases of investments	28,956	14,386
Proceeds from principal repayments	(12,481)	(2,872)
Payment-in-kind interest	8	—
Accretion of discount/amortization of premium	385	166
Net realized gain (loss)	4	—
Net change in unrealized appreciation (depreciation)	710	(245)
Fair value, end of period	$226,796	$112,454
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2025 and 2024	$710	$(245)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value (dollar amounts in thousands).

	Fair Value as of March 31, 2025(1)	Valuation Approach/ Methodology	Unobservable Input(s)	Range (Weighted Average)*	Directional Impact on Fair Value from Input Increase**
Assets:
First Lien Debt	$203,913	Income/Discounted Cash Flow	Discount Rate	8.41% - 17.64% (10.78%)	Decrease

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

(1)
As of March 31, 2025, included within the fair value of Level 3 assets of $226,796 is an amount of $22,883 for which the Manager did not develop the unobservable inputs (examples include recent transaction prices).

	Fair Value as of December 31, 2024(1)	Valuation Approach/ Methodology	Unobservable Input(s)	Range (Weighted Average)*	Directional Impact on Fair Value from Input Increase**
Assets:
First Lien Debt	$171,709	Income/Discounted Cash Flow	Discount Rate	8.48% - 17.21% (11.25%)	Decrease

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

Fair value of derivative instruments as of March 31, 2025 as presented in the Statements of Assets and Liabilities (dollar amounts in thousands):

Asset Derivatives			Liability Derivatives
Derivative not accounted for as hedging instruments, carried at fair value	Statement of Assets and Liabilities Location	Fair Value	Statement of Assets and Liabilities Location	Fair Value
Foreign exchange contracts	Unrealized appreciation on OTC forward foreign currency exchange contracts	$165	Unrealized depreciation on OTC forward foreign currency exchange contracts	$376

Fair value of derivative instruments as of December 31, 2024 as presented in the Statements of Assets and Liabilities (dollar amounts in thousands):

Asset Derivatives			Liability Derivatives
Derivative not accounted for as hedging instruments, carried at fair value	Statement of Assets and Liabilities Location	Fair Value	Statement of Assets and Liabilities Location	Fair Value
Foreign exchange contracts	Unrealized appreciation on OTC forward foreign currency exchange contracts	$1,006	Unrealized depreciation on OTC forward foreign currency exchange contracts	$7

The effects of derivative instruments on the Statements of Operations for the three months ended March 31, 2025 are as follows (dollar amounts in thousands):

Amount of Realized Gain (Loss) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
Three Months Ended March 31, 2025
Foreign exchange contracts	$500
Total	$500

Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
Three Months Ended March 31, 2025
Foreign exchange contracts	$(1,210)
Total	$(1,210)

The effects of derivative instruments on the Statements of Operations for the three months ended March 31, 2024 are as follows (dollar amounts in thousands):

Amount of Realized Gain (Loss) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
Three Months Ended March 31, 2024
Foreign exchange contracts	$(144)
Total	$(144)

Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
Three Months Ended March 31, 2024
Foreign exchange contracts	$457
Total	$457

For the three months ended March 31, 2025 and 2024, the Company’s average volume of derivative activities is as follows (dollar amounts in thousands):

	Average Volume of Derivative Activities*
	Three Months Ended
Derivative Contract Type	March 31, 2025	March 31, 2024
Forward Foreign Currency Exchange Contracts - Sold (1)	24,071	18,808
Forward Foreign Currency Exchange Contracts - Purchased (1)	360	4

* Average volume is based on average quarter end balance as noted for the three months ended March 31, 2025 and 2024.

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

Offsetting of OTC derivative assets and liabilities as of March 31, 2025 (dollar amounts in thousands):

Counterparty	Gross Amounts of Recognized Assets(1)	Gross Amounts of Recognized Liabilities(1)	Net Amounts of Recognized Assets/(Liabilities)	Collateral Pledged/(Received)(2)	Net Amount
Macquarie Bank Limited	$164	$(100)	$64	$—	$64
Nomura International plc	1	(276)	(275)	—	(275)
	$165	$(376)	$(211)	$—	$(211)

(1)
Includes unrealized appreciation/(depreciation) on forwards as represented on the Statement of Assets and Liabilities.
(2)
Collateral amount disclosed by the Company is limited to the Company’s OTC derivative exposure by counterparty.

Offsetting of OTC derivative assets and liabilities as of December 31, 2024 (dollar amounts in thousands):

Counterparty	Gross Amounts of Recognized Assets(1)	Gross Amounts of Recognized Liabilities(1)	Net Amounts of Recognized Assets/(Liabilities)	Collateral Pledged/(Received)(2)	Net Amount
Macquarie Bank Limited	$626	$(7)	$619	$—	$619
Nomura International plc	380	—	380	—	380
	$1,006	$(7)	$999	$—	$999

(1)
Includes unrealized appreciation/(depreciation) on forwards as represented on the Statement of Assets and Liabilities.
(2)
Collateral amount disclosed by the Company is limited to the Company’s OTC derivative exposure by counterparty.

Financial Instruments disclosed but not carried at fair value

The following tables present the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2025 and December 31, 2024, and the level of each financial liability within the fair value hierarchy (dollar amounts in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility	$96,550	$96,550	$94,150	$94,150

	March 31, 2025	December 31, 2024
Level 1	$—	$—
Level 2	—	—
Level 3	96,550	94,150
Total debt	$96,550	$94,150

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

The initial principal amount of the Revolving Credit Facility was $150 million. The Revolving Credit Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Revolving Credit Facility to up to $350 million. On January 17, 2025, the Company entered into an agreement to increase the aggregate commitments under the Revolving Credit Facility from $150 million to $175 million. The accordion feature of the Revolving Credit Facility allows the Company, under certain circumstances, to increase the aggregate commitments under the Revolving Credit Facility up to $350 million. All amounts outstanding under the Revolving Credit Facility must be repaid by the date that is five years after the closing date of the Revolving Credit Facility. As of March 31, 2025 and December 31, 2024, the Company had an aggregate amount of $96.6 million and $94.2 million of debt outstanding and the asset coverage ratio was 251.3% and 229.1%, respectively.

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

The Company’s debt obligations consisted of the following as of March 31, 2025 and December 31, 2024 (dollar amounts in thousands):

	March 31, 2025	December 31, 2024
Total Commitment	$175,000	$150,000
Amount Outstanding (1)	96,550	94,150
Unused Portion (2)	78,450	55,850
Amount Available (3)	68,365	52,607

(1)
Amount outstanding on the Statements of Assets and Liabilities are net of deferred financing costs.
(2)
The unused portion is the amount upon which commitment fees are based.
(3)
The amount available reflects any limitations related to the credit facility’s borrowing base.

The components of total interest expense were as follows (dollar amounts in thousands):

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Borrowings interest expense	$1,561	$51
Facility unused fee	91	140
Amortization of financing costs and debt issuance costs	65	60
Total interest expense	$1,717	$251
Average debt borrowings	$93,301	$3,221
Average interest rates on borrowings	6.69%	7.85%

Senior Securities

The following is information about the Company’s senior securities as of the dates indicated in the below table (dollar amounts in thousands):

Class and Year	Total Amount Outstanding (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facility
March 31, 2025	$96,550	$3	—	N/A
December 31, 2024	94,150	2	—	N/A

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

Note 7. Commitments and Contingencies

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which requires the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2025 and December 31, 2024, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $27,951 and $25,646 (dollar amounts in thousands), respectively.

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

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025, the Company was not involved in any material legal proceedings.

Note 8. Capital

The Company is offering on a continuous basis its Common Shares. The Company is offering to sell any combination of three classes of Common Shares—Class I Shares, Class S Shares and Class D Shares—with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The purchase price per share for each class of Common Shares will equal the Company’s NAV per share, as of the effective date of the monthly share purchase date. This is a “best efforts” offering, which means that PIMS will use its best efforts to sell Shares, but is not obligated to purchase or sell any specific amount of Shares in this offering.

In November 2023, PGIM Strategic Investments, Inc. transferred beneficial ownership of Class I Common Shares to PICA. On December 23, 2024, PICA transferred beneficial ownership of Class I Common Shares to Pruco Life Insurance Company for no consideration.

As of March 31, 2025, the Company has 5,855,310, 478 and 483 of Class I, Class S and Class D Shares issued and outstanding, respectively, all of which is 97.6% owned by Pruco Life Insurance Company.

The following tables summarize transactions with respect to the Common Shares during the three months ended March 31, 2025 and 2024 (dollars in thousands except share amounts):

	March 31, 2025
	Class I		Class S		Class D
	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	813,182	$20,280	—	$—	—	$—
Shares/gross proceeds from the private placements	—	—	—	—	—	—
Share transfers between classes	—	—	—	—	—	—
Reinvestment of distribution	165,150	4,118	15	— (*)	15	— (*)
Repurchased Shares	—	—	—	—	—	—
Net Increase (decrease)	978,332	$24,398	15	$—	15	$—

	March 31, 2024
	Class I		Class S		Class D
	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	20,243	$500	—	$—	—	$—
Shares/gross proceeds from the private placements	—	—	—	—	—	—
Share transfers between classes	—	—	—	—	—	—
Reinvestment of distribution	79,351	1,961	44	1	46	1
Repurchased Shares	—	—	—	—	—	—
Net Increase (decrease)	99,594	$2,461	44	$1	46	$1

* Less than $500

Net Asset Value per Share

The Company determines NAV for each class of Shares each month as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e., the prior month-end NAV). The following tables present each month-end NAV per share for Class I, Class S and Class D Common Shares during the three months ended March 31, 2025 and 2024:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2025	$24.93	$25.40	$25.39
February 28, 2025	24.94	25.42	25.41
March 31, 2025	24.95	25.43	25.42

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2024	$24.70	$25.14	$25.14
February 29, 2024	24.73	25.17	25.16
March 31, 2024	24.78	25.22	25.21

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

The Board authorizes and declares monthly distribution amounts per share of Class I, Class S and Class D Common Shares. The following tables summarize the Company’s distributions declared during the three months ended March 31, 2025 (dollar amounts in thousands except per share):

			Class I
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 28, 2025	January 31, 2025	February 27, 2025	$0.24000	$0.05226	$0.29226	$1,441
February 27, 2025	February 28, 2025	March 28, 2025	0.24000	0.03707	0.27707	1,396
March 27, 2025	March 31, 2025	April 29, 2025	0.24000	—	0.24000	1,405

			Class S
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 28, 2025	January 31, 2025	February 27, 2025	$0.22177	$0.05261	$0.27438	$—	*
February 27, 2025	February 28, 2025	March 28, 2025	0.22177	0.03717	0.25894	—	*
March 27, 2025	March 31, 2025	April 29, 2025	0.22177	—	0.22177	—	*

			Class D
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 28, 2025	January 31, 2025	February 27, 2025	$0.23485	$0.05238	$0.28723	$—	*
February 27, 2025	February 28, 2025	March 28, 2025	0.23485	0.03690	0.27175	—	*
March 27, 2025	March 31, 2025	April 29, 2025	0.23485	—	0.23485	—	*

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of cash distributions on a U.S. GAAP basis that the Company has declared on Common Shares during the three months ended March 31, 2025 (dollar amounts in thousands except per share):

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.81	$4,242	$0.76	$ — (*)	$0.79	$ — (*)
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—

* Less than $500

Share Repurchase Program

The Company provides liquidity through a quarterly repurchase program pursuant to which it offers to repurchase, in each quarter, up to 5% of its Common Shares outstanding (either by number of Shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 23 (c) of the 1940 Act. All Shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Shares. Any repurchases of the Manager’s or any of the Company's affiliates' shares will be on the same terms and subject to the same limitations as other shareholders.

Under the Company’s share repurchase program, to the extent the Company offers to repurchase Shares in any particular quarter, the Company expects to repurchase Shares pursuant to quarterly tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that Shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period will be satisfied if at least one year has elapsed from (a) the issuance date of the applicable Shares to (b) the repurchase subscription date immediately following the valuation date used in the repurchase of such Shares. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

The Company commenced the share repurchase program during the first quarter of 2024. For the three months ended March 31, 2025, no Common Shares were repurchased by the Company.

Note 9. Financial Highlights

The following are the financial highlights for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	Class I	Class I
Per Share Operating Performance:(1)
Net asset value, beginning of period	$24.93	$24.68
Income from investment operations:
Net investment income (loss)(2)	0.84	0.76
Net realized and unrealized gains (losses)(3)	(0.01)	0.02
Net increase (decrease) in net investment operations	0.83	0.78
Distributions declared:
From net investment income	(0.81)	(0.68)
Total distributions declared	(0.81)	(0.68)
Total increase (decrease) in net assets	0.02	0.10
Net asset value, end of period	$24.95	$24.78
Total Return(4)	3.36%	3.17%
Ratios and supplemental data:
Net assets, end of period (000’s)	$146,083	$109,559
Average number of Common Shares outstanding, end of period	5,215,554	4,352,698
Ratio of gross expenses to average net assets(5)	9.77%	6.38%
Ratio of waivers to average net assets(5)	(3.88)%	(5.09)%
Ratio of net expenses to average net assets(5)(7)	5.89%	1.29%
Ratio of net investment income (loss) to average net assets(5)	13.83%	12.29%
Portfolio turnover rate(6)	5.73%	2.70%
Asset coverage ratio	251.3%	1,735.5%

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
Annualized.
(6)
The Company’s portfolio turnover rate is calculated in accordance with regulatory requirements, without regard to transactions involving short – term investments and certain derivatives. If such transactions were included, the Company’s portfolio turnover rate may be higher.
(7)
Includes interest expense from the Revolving Credit Facility of 5.39% and 0.79% which is being excluded from the Company’s contractual waiver for the three months ended March 31, 2025 and 2024, respectively.

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	Class S	Class S
Per Share Operating Performance:(1)
Net asset value, beginning of period	$25.40	$25.13
Income from investment operations:
Net investment income (loss)(2)	0.80	0.71
Net realized and unrealized gains (losses)	(0.01)	—
Net increase (decrease) in net investment operations	0.79	0.71
Distributions declared:
From net investment income	(0.76)	(0.62)
Total distributions declared	(0.76)	(0.62)
Total increase (decrease) in net assets	0.03	0.09
Net asset value, end of period	$25.43	$25.22
Total Return(3)	3.12%	2.85%
Ratios and supplemental data:
Net assets, end of period (000’s)	$12	$11
Average number of Common Shares outstanding, end of period	469	413
Ratio of gross expenses to average net assets(4)	388.38%	380.90%
Ratio of waivers to average net assets(4)	(381.66)%	(378.77)%
Ratio of net expenses to average net assets(4) (6)	6.72%	2.13%
Ratio of net investment income (loss) to average net assets(4)	12.80%	11.33%
Portfolio turnover rate(5)	5.73%	2.70%
Asset coverage ratio	251.3%	1,735.5%

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
(6)
Includes interest expense from the Revolving Credit Facility of 5.37% and 0.78% which is being excluded from the Company’s contractual waiver for the three months ended March 31, 2025 and 2024, respectively.

	For the Three Months Ended
	March 31, 2025	March 31, 2024
	Class D	Class D
Per Share Operating Performance:(1)
Net asset value, beginning of period	$25.38	$25.13
Income from investment operations:
Net investment income (loss)(2)	0.84	0.75
Net realized and unrealized gains (losses)	(0.01)	(0.01)
Net increase (decrease) in net investment operations	0.83	0.74
Distributions declared:
From net investment income	(0.79)	(0.66)
Total distributions declared	(0.79)	(0.66)
Total increase (decrease) in net assets	0.04	0.08
Net asset value, end of period	$25.42	$25.21
Total Return(3)	3.32%	2.98%
Ratios and supplemental data:
Net assets, end of period (000’s)	$12	$11
Average number of Common Shares outstanding, end of period	473	414
Ratio of gross expenses to average net assets(4)	645.99%	382.71%
Ratio of waivers to average net assets(4)	(639.87)%	(381.18)%
Ratio of net expenses to average net assets(4)(6)	6.12%	1.53%
Ratio of net investment income (loss) to average net assets(4)	13.40%	11.93%
Portfolio turnover rate(5)	5.73%	2.70%
Asset coverage ratio	251.3%	1,735.5%

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
(6)
Includes interest expense from the Revolving Credit Facility of 5.37% and 0.78% which is being excluded from the Company’s contractual waiver for th three months ended March 31, 2025 and 2024, respectively.

Note 10. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the financial statements as of March 31, 2025 , except as discussed below.

On April 28, 2025, the Company declared a distribution of $0.27607 per Class I Share, $0.25809 per Class S Share, and $0.27080 per Class D Share which is payable on May 29, 2025 to shareholders of record as of April 30, 2025.

On April 24, 2025, PGIM entered into a Sub-Subadvisory Agreement with Deerpath Capital Management, LP to provide advisory services to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events, the Company’s future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to those described in “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2024 and elsewhere in this Quarterly Report on Form 10-Q.

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

Utilizing this strategy, the Company intends to structure its investments seeking meaningful contractual debt repayment and risk reduction features, typically first- priority senior secured ranking in the capital structure, and maintenance covenant(s) and terms protections. The Company will have a limited basket for second lien loans focused on transactions with true collateral coverage, expected to be no more than 20% of total invested capital in senior secured second and third lien loans, and unsecured loans. To manage its liquidity needs, from time to time the Company also intends to invest a portion of its assets in liquid assets, including cash and cash equivalents, liquid fixed-income securities and other credit instruments, including broadly syndicated loans.

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

For additional information see “Item 1. Financial Statements—Notes to Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions.”

Portfolio and Investment Activity

For the three months ended March 31, 2025 and 2024, we acquired $31.0 million and $13.5 million, respectively, aggregate principal amount of investments (including $5.7 million and $1.0 million, respectively, of unfunded commitments), all of which was first lien debt.

The Company’s portfolio and investment activity for the three months ended March 31, 2025 and 2024 are presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	First Lien Debt - Total Investments
	Three Months Ended
	March 31, 2025	March 31, 2024
Total Investments, beginning of period	$209,254	$100,588
Purchases of investments	28,956	14,386
Proceeds from principal repayment of investments	(12,481)	(2,872)
Payment-in-kind interest	8	—
Amortization or accretion of discount on investments	385	166
Net realized gain (loss) on investments	4	—
Total investments, end of period	$226,126	$112,268

Number of Portfolio Companies	56	35

The weighted average yields of the Company’s investments as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at cost (1)	10.83%	11.11%
Weighted average yield on debt and income producing investments, at fair value (1) (2)	10.80%	11.11%
Percentage of debt investments bearing a floating rate (2)	100.00%	100.00%
Percentage of debt investments bearing a fixed rate (2)	0.00%	0.00%

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
(2)
Measured on a fair value basis and excludes investments on non-accrual status, if any.

The Company’s investments as of March 31, 2025 and December 31, 2024 consisted of the following (dollar amounts in thousands):

	March 31, 2025
	Cost	Fair value	Percentage of Total Investments at Fair Value
First Lien Debt	$226,126	$226,796	100.00%
Total	$226,126	$226,796	100.00%

Largest portfolio company investment	$11,696	$11,752	5.18%
Average portfolio company investment	$4,038	$4,050	1.79%

	December 31, 2024
	Cost	Fair value	Percentage of Total Investments at Fair Value
First Lien Debt	$209,254	$209,214	100.00%
Total	$209,254	$209,214	100.00%

Largest portfolio company investment	$11,761	$11,816	5.65%
Average portfolio company investment	$3,875	$3,874	1.85%

Results of Operations

Operating results for the three months ended March 31, 2025 and 2024 were as follows (dollar amounts in thousands):

	For the Three months ended
	March 31, 2025		March 31, 2024
Investment income
From non-affiliated investments:
Interest income	$6,134		$3,463
Dividend income	—		120
Fee income	106		59
Payment-in-kind	8		—
From affiliated investments:
Dividend Income	30		—
Total investment income	6,278		3,642

Expenses
Interest expense	1,717		251
Income based incentive fees	448		220
Capital gains incentive fees	(5)		34
Management fees	406		336
Professional fees	315		575
Custodian and accounting fees	65		67
Transfer agent’s fees and expenses (**)	52		28
Trustees’ fees	51		47
Shareholders’ reports	35		26
Blue sky fees	—		90
Pricing fees	12		27
Servicing and distribution fees	—	(*)	—	(*)
Other general & administrative	46		28
Total expenses	3,142		1,729
Expense reimbursement	(413)		(795)
Incentive fees waived	(443)		(254)
Management fees waived	(406)		(336)
Net expenses	1,880		344
Net investment income (loss)	4,398		3,298

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-affiliated investments transactions	4		—
Forward foreign currency contracts transactions	500		(144)
Foreign currency transactions	(104)		9
Net realized gain (loss)	400		(135)
Net change in unrealized appreciation (depreciation):
Non-affiliated investments	710		(245)
Forward foreign currency contracts	(1,210)		457
Foreign currency	65		(3)
Net change in unrealized appreciation (depreciation)	(435)		209
Net realized and unrealized gain (loss)	(35)		74
Net increase (decrease) in net assets resulting from operations	$4,363		$3,372

(*) Less than $500

(**) For the three months ended March 31, 2025 and 2024, $10 and $6, respectively, of affiliated expenses were included.

Investment Income

For the three months ended March 31, 2025, investment income was $6.3 million, all of which was attributable to interest and fees on our debt investments, dividend income, PIK and fee income. The increase in investment income from the three months ended March 31, 2024 was primarily due to an increase of $31.0 million aggregate principal amount of new investments acquired during the period.

For the three months ended March 31, 2024, investment income was $3.6 million, all of which was attributable to interest and fees on our debt investments and dividend income. The increase in investment income from the three months ended March 31, 2023 was primarily due to an increase of $13.5 million aggregate principal amount of new investments acquired during the period.

Expenses

Total expenses before expense reimbursement and incentive and management fee waivers for the three months ended March 31, 2025 were $3.1 million, consisting primarily of professional fees, income based incentive fees, capital gains incentive fees, management fees, custodian and accounting fees, trustees’ fees, transfer agent’s fees and expenses, interest expense, pricing fees, shareholder’s reports, and other general and administrative fees. The increase in total expenses from the three months ended March 31, 2024 was primarily related to an increase in interest expenses, professional fees, management and incentive fees due to an increased cost of servicing a larger investment portfolio.

Total expenses before expense reimbursement and incentive and management fee waivers for the three months ended March 31, 2024 were $1.7 million, consisting primarily of professional fees, income based incentive fees, capital gains incentive fees, blue sky fees, management fees, custodian and accounting fees, trustees’ fees, transfer agent’s fees and expenses, interest expense, pricing fees, shareholder’s reports, and other general and administrative fees. The increase in total expenses from the three months ended March 31, 2023 was primarily related to an increase in professional fees, interest expenses, management and incentive fees due to an increased cost of servicing a larger investment portfolio.

The expense reimbursement amount represents the amount of expenses waived by the Manager in accordance with the Expense Limitation and Reimbursement Agreement.

For the three months ended March 31, 2025 and 2024, the Company accrued income based incentive fees of $448 thousand and $220 thousand, respectively, all of which were subject to waiver by the Manager.

For the three months ended March 31, 2025 and 2024, the Company accrued capital gains incentive fees of $(5) thousand and $34 thousand, respectively, all of which were subject to waiver by the Manager. As of March 31, 2025, there were no capital gains incentive fees payable by the Company.

For the three months ended March 31, 2025 and 2024, the Company accrued management fees of $406 thousand and $336 thousand, respectively, all of which were subject to waiver by the Manager. As of March 31, 2025, there were no management fees payable by the Company.

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

For the three months ended March 31, 2025 and 2024, the Company did not incur any excise tax expense.

Net realized gain (loss) and Net change in unrealized appreciation (depreciation)

For the three months ended March 31, 2025 and 2024, the Company reported realized gains (losses) from foreign currency transactions of $(104) thousand and $9 thousand, respectively, primarily as a result of fluctuations in the foreign currency. For the three months ended March 31, 2025 and 2024, the Company reported realized gains (losses) from forward foreign currency contracts of $500 thousand and $(144) thousand, respectively. For the three months ended March 31, 2025 and 2024, the Company reported realized gains from non-affiliated investments transactions of $4 thousand and $0, respectively.

For the three months ended March 31, 2025 and 2024, the Company reported unrealized appreciation (depreciation) from foreign currency of $65 thousand and $(3) thousand, respectively. For the three months ended March 31, 2025 and 2024, the Company reported unrealized appreciation (depreciation) from forward foreign currency contracts of $(1,210) thousand and $457 thousand, respectively. For the three months ended March 31, 2025 and 2024, the Company reported unrealized appreciation (depreciation) from non-affiliated investments transactions of $710 thousand and $(245) thousand, respectively, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.

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

The Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to Common Shares if asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On November 8, 2022, the Company’s sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. In addition, while any senior securities remain outstanding, the Company will be required to make provisions to prohibit any dividend distribution to shareholders or the repurchase of such securities or shares unless the Company meets the applicable asset coverage ratios at the time of the dividend distribution or repurchase. The Company also may be permitted to borrow amounts up to 5% of the value of the total assets for temporary or emergency purposes, which borrowings would not be considered senior securities. As of March 31, 2025 and December 31, 2024, the Company had an aggregate amount of $96.6 million and $94.2 million of debt securities outstanding and the asset coverage ratio was 251.3% and 229.1%, respectively.

Pursuant to the Expense Limitation and Reimbursement Agreement, for the ELRA Period, the Manager has contractually agreed to waive its fees and/or reimburse expenses of the Company so that the Company’s Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). The Company has agreed to repay these amounts, when and if requested by the Manager, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Manager waived or reimbursed such fees or expenses. This arrangement cannot be terminated without the consent of the Board prior to the end of the ELRA Period. “Specified Expenses” includes all expenses incurred in the business of the Company, including organizational and offering costs (excluding the organizational and offering expenses relating to the initial sale of Class I, Class S and Class D Common Shares), with the following exceptions: (i) the management fee, (ii) the incentive fee, (iii) the shareholder servicing and/or distribution fee, (iv) brokerage costs or other investment-related out-of-pocket expenses, (v) dividend/ interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vi) taxes, and (vii) extraordinary expenses (as determined in the sole discretion of the Manager). Prior to the Company’s election of BDC status, the Manager agreed to voluntarily enact the above-described expense limitation.

As of March 31, 2025, the Company had $15.3 million in cash and cash equivalents, including foreign currency. During the three months ended March 31, 2025, cash used in operating activities was $12.4 million, primarily as a result of purchasing portfolio investments of $28.9 million, partially offset by proceeds from repayment of investments of $12.5 million. Cash provided by financing activities was $22.5 million, primarily as a result of dividends paid in cash and borrowings under the Revolving Credit Facility.

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

Equity

The following table summarizes transactions with respect to the Common Shares for the three months ended March 31, 2025 (dollars in thousands except share amounts):

	March 31, 2025
	Class I		Class S		Class D
	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	813,182	$20,280	—	$—	—	$—
Shares/gross proceeds from the private placements	—	—	—	—	—	—
Share transfers between classes	—	—	—	—	—	—
Reinvestment of distribution	165,150	4,118	15	— (*)	15	— (*)
Repurchased Shares	—	—	—	—	—	—
Net Increase (decrease)	978,332	$24,398	15	$—	15	$—

* Less than $500

Distributions

The following tables summarize the Company’s distributions declared and payable for the three months ended March 31, 2025 (dollars in thousands except per share amounts) by share class:

			Class I
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 28, 2025	January 31, 2025	February 27, 2025	$0.24000	$0.05226	$0.29226	$1,441
February 27, 2025	February 28, 2025	March 28, 2025	0.24000	0.03707	0.27707	1,396
March 27, 2025	March 31, 2025	April 29, 2025	0.24000	—	0.24000	1,405

			Class S
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 28, 2025	January 31, 2025	February 27, 2025	$0.22177	$0.05261	$0.27438	$—	*
February 27, 2025	February 28, 2025	March 28, 2025	0.22177	0.03717	0.25894	—	*
March 27, 2025	March 31, 2025	April 29, 2025	0.22177	—	0.22177	—	*

			Class D
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 28, 2025	January 31, 2025	February 27, 2025	$0.23485	$0.05238	$0.28723	$—	*
February 27, 2025	February 28, 2025	March 28, 2025	0.23485	0.03690	0.27175	—	*
March 27, 2025	March 31, 2025	April 29, 2025	0.23485	—	0.23485	—	*

* Less than $500

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan, pursuant to which all cash dividends declared by the Board on behalf of shareholders who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then shareholders who have not opted out of the distribution reinvestment plan will have their cash distributions automatically reinvested in additional Common Shares rather than receiving the cash dividend or other distribution. Distributions on fractional Common Shares will be credited to each participating shareholder’s account to three decimal places.

Share Repurchase Program

The Company provides liquidity through a quarterly repurchase program pursuant to which offers to repurchase, in each quarter, up to 5% of its Common Shares outstanding (either by number of Shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the Company’s best interest and the best interest of the Company’s shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and Section 23 (c) of the 1940 Act. All Shares purchased by the Company pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Shares. Any repurchases of the Manager’s or any of the Company's affiliates' shares will be on the same terms and subject to the same limitations as other shareholders.

Under the Company’s share repurchase program, to the extent the Company offers to repurchase Common Shares in any particular quarter, the Company expects to repurchase Shares pursuant to quarterly tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be subject to the Early Repurchase Deduction. The one-year holding period will be satisfied if at least one year has elapsed from (a) the issuance date of the applicable Shares to (b) the repurchase subscription date immediately following the valuation date used in the repurchase of such Shares. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

During the three months ended March 31, 2025, no Common Share repurchases were completed by the Company.

Borrowings

On October 30, 2023, the Company entered into the Revolving Credit Facility with Sumitomo Mitsui Banking Corporation.

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

The initial principal amount of the Revolving Credit Facility was $150 million. On January 17, 2025, the Company entered into an agreement to increase the aggregate commitments under the Revolving Credit Facility from $150 million to $175 million. The Revolving Credit Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Revolving Credit Facility to up to $350 million. All amounts outstanding under the Revolving Credit Facility must be repaid by the date that is five years after the closing date of the Revolving Credit Facility.

The following table presents outstanding borrowings as of March 31, 2025 (dollar amounts in thousands):

	March 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
Revolving Credit Facility	$175,000	$96,550	$96,550	$78,450	$68,365
Total	$175,000	$96,550	$96,550	$78,450	$68,365

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

Critical Accounting Estimates

The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. The Company considers the most significant accounting policies to be those related to Valuation of Portfolio Investments, are described below. The critical accounting policies and estimates should be read in conjunction with the financial statements and related notes in, Item 1, as well as with “Risk Factors” in Part I, Item 1A of the Annual Report Form 10-K for the year ended December 31, 2024.

The Company values its investments in accordance with ASC 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. The Company is required to report its investments for which current market values are not readily available at fair value. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a readily available market for these investments existed, and these differences could be material. See “Item 1. Financial Statements - Note 5. Fair Value Measurements.”

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
•
The Valuation Designee discusses valuations and determines in good faith the fair value of each investment in the portfolio based in part on information from an independent valuation firm that is provided on a monthly basis in conjunction with the determination of the NAV per share each month.
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

On April 28, 2025, the Company declared a distribution of $0.27607 per Class I Share, $0.25809 per Class S Share, and $0.27080 per Class D Share which is payable on May 29, 2025 to shareholders of record as of April 30, 2025.

On April 24, 2025, PGIM entered into a Sub-Subadvisory Agreement with Deerpath Capital Management, LP to provide advisory services to the Company.

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

Based on the Statement of Assets and Liabilities as of March 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in investment (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$6,917	$(2,897)	$4,020
Up 200 basis points	4,612	(1,931)	2,681
Up 100 basis points	2,306	(966)	1,340
Down 100 basis points	(2,306)	966	(1,340)
Down 200 basis points	(4,612)	1,931	(2,681)

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

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A. "Risk Factors" in the Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of our trustees or officers (as defined in Rule 16a-1-(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Third Amended and Restated Agreement and Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 16, 2024)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Company ’s Annual Report on Form 10-K, filed on March 25, 2024)
10.1

Response to Notice of Commitment Increase Request, dated as of January 17, 2025, by and among PGIM Private Credit Fund, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Currant Report on Form 8-K, filed on January 23, 2025)

10.2

Second Amended and Restated Management Agreement between PGIM Private Credit Fund and PGIM Investments LLC, dated April 30, 2025 (incorporated by reference to Exhibit (g)(1) to the Company's Registration Statement on Form N-2, filed on April 30, 2025)

10.3

Sub-Subadvisory Agreement between PGIM, Inc. and Deerpath Capital Management, LP, dated April 24, 2025 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on April 30, 2025)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

* Filed Herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PGIM PRIVATE CREDIT FUND

Date: May 13, 2025	By:	/s/ Stuart S. Parker
	Name:	Stuart S. Parker
	Title:	President and Principal Executive Officer (Authorized Signatory)

Date: May 13, 2025	By:	/s/ Christian J. Kelly
	Name:	Christian J. Kelly
	Title:	Chief Financial Officer (Principal Financial Officer)