Form 10-Q
period 2025-06-30
PGIM Private Credit Fund
filed 2025-08-13
CIK 1923622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to ______

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

The number of shares of Registrant’s common shares of beneficial interest, $0.001 par value per share, outstanding as of August 13, 2025 was 6,729,878, 2,474 and 503 of Class I, Class S and Class D, respectively.

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
●
our ability to raise sufficient capital and repurchase the Company’s common shares of beneficial interest, $0.001 par value per share (“Common Shares” or “Shares”), to execute our investment strategy;
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

Item 1. Financial Statements

PGIM Private Credit Fund

Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $249,958 and $209,254, respectively)(1)	$252,653	$209,214
Controlled/affiliated investments (cost of $1,730 and $0, respectively)	1,704	—
Cash and cash equivalents	3,756	3,742
Foreign currency, at value (cost of $1,992 and $1,417 respectively)	2,026	1,383
Interest receivable from non-controlled/non-affiliated investments	1,537	1,064
Deferred financing costs	892	918
Receivable for investments sold	155	33
Unrealized appreciation on OTC forward foreign currency exchange contracts	28	1,006
Due from manager	159	400
Other assets	543	—
Prepaid expenses	3	22
Total assets	$263,456	$217,782

LIABILITIES
Debt (Note 6)	95,750	94,150
Distribution payable (Note 8)	1,862	1,311
Unrealized depreciation on OTC forward foreign currency exchange contracts	2,014	7
Professional fees payable	63	200
Pricing fees payable	24	29
Interest payable	150	247
Custodian and accounting fees payable	143	172
Transfer agent’s fees payable	—	16
Affiliated transfer agent’s fees payable	8	4
Accrued expense and other liabilities	28	58
Total liabilities	$100,042	$96,194

Commitments and contingencies (Note 7)

NET ASSETS
Common Shares, $0.001 par value (unlimited shares authorized; 6,593,651 and 4,877,909 shares issued and outstanding, respectively)	7	5
Paid in capital in excess of par	162,977	120,294
Total distributable earnings/(accumulated losses)	430	1,289
Total net assets	$163,414	$121,588
Total liabilities and net assets	$263,456	$217,782
NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$163,389	$121,564
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	6,592,661	4,876,977
Net asset value per share	$24.78	$24.93

Class S Shares:
Net assets	$12	$12
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	492	464
Net asset value per share	$25.29	$25.40

Class D Shares:
Net assets	$13	$12
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	498	468
Net asset value per share	$25.25	$25.38

(1) Includes fair value of unfunded loan commitments which are disclosed in footnote seven within the Schedule of Investments and Note 7. Commitments and Contingencies.

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Statements of Operations

(in thousands)

(Unaudited)

	For the Three Months Ended				For the Six Months Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
Investment income
From non-controlled/non-affiliated investments:
Interest income	$6,619		$3,768		$12,753		$7,231
Dividend income	47		58		47		178
Fee income	159		50		265		109
Payment-in-kind	112		—		120		—
From controlled/affiliated investments:
Interest income	—	(*)	—		—	(*)	—
Dividend Income	—		3		30		3
Payment-in-kind	28		—		28		—
Total investment income	6,965		3,879		13,243		7,521

Expenses
Interest expense	1,751		449		3,468		700
Income based incentive fees (Note 3)	507		218		955		438
Capital gains incentive fees (Note 3)	(90)		35		(95)		69
Management fees (Note 3)	491		349		897		685
Professional fees	358		821		673		1,396
Custodian and accounting fees	66		84		131		151
Transfer agent’s fees and expenses (Note 3)(**)	54		41		106		69
Trustees’ fees	51		52		102		99
Shareholders’ reports	78		44		113		70
Blue sky fees	—		—		—		90
Pricing fees	13		25		25		52
Servicing and distribution fees	—	(*)	—	(*)	—	(*)	—	(*)
Other general & administrative	43		26		89		54
Total expenses	3,322		2,144		6,464		3,873
Expense reimbursement (Note 3)	(474)		(953)		(887)		(1,748)
Incentive fees waived (Note 3)	(417)		(253)		(860)		(507)
Management fees waived (Note 3)	(491)		(349)		(897)		(685)
Net expenses	1,940		589		3,820		933
Net investment income (loss)	5,025		3,290		9,423		6,588

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled/non-affiliated transactions	(1,012)		8		(1,008)		8
Forward foreign currency contracts transactions	(47)		73		453		(71)
Foreign currency transactions	106		(4)		2		5
Net realized gain (loss)	(953)		77		(553)		(58)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	2,025		160		2,735		(85)
Controlled/affiliated investments	(26)		—		(26)		—
Forward foreign currency contracts	(1,775)		41		(2,985)		498
Foreign currency	3		3		68		—	(*)
Net change in unrealized appreciation (depreciation)	227		204		(208)		413
Net realized and change in unrealized gain (loss)	(726)		281		(761)		355
Net increase (decrease) in net assets resulting from operations	$4,299		$3,571		$8,662		$6,943

(*) Less than $500

(**) For the three and six months ended June 30, 2025, $13 and $23, respectively, of affiliated expenses were included. For the three and six months ended June 30, 2024, $7 and $13, respectively, of affiliated expenses were included.

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Statements of Changes in Net Assets

(in thousands)

(Unaudited)

	For the Three Months Ended				For the Six Months Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$5,025		$3,290		$9,423		$6,588
Net realized gain (loss)	(953)		77		(553)		(58)
Net change in unrealized appreciation (depreciation)	227		204		(208)		413
Net increase (decrease) in net assets resulting from operations	4,299		3,571		8,662		6,943

Distributions to common shareholders
Class I	(5,277)		(3,053)		(9,519)		(6,006)
Class S	(1)		(1)		(1)		(1)
Class D	(1)		(1)		(1)		(1)
Net decrease in net assets resulting from distributions	(5,279)		(3,055)		(9,521)		(6,008)

Share transactions
Class I:
Proceeds from shares sold	13,633		503		33,913		1,003
Repurchased shares	—	(*)	—		—	(*)	—
Distributions reinvested	4,652		3,013		8,770		4,974
Class S:
Distributions reinvested	1		—	(*)	1		1
Class D:
Distributions reinvested	1		—	(*)	1		1
Net increase (decrease) from share transactions	18,287		3,516		42,685		5,979
Total increase (decrease) in net assets	17,307		4,032		41,826		6,914
Net Assets, beginning of period	146,107		109,581		121,588		106,699
Net Assets, end of period	$163,414		$113,613		$163,414		$113,613

(*) Less than $500

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended
	June 30, 2025		June 30, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$8,662		$6,943
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(2,709)		85
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	2,985		(498)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(68)		—
Net realized (gain) loss on investments	1,008		(8)
Payment-in-kind interest capitalized	(170)		—
Net accretion of discount and amortization of premium	(911)		(291)
Amortization of deferred financing costs	131		120
Purchases of investments	(69,734)		(32,117)
Proceeds from principal repayments	27,373		3,686
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(473)		(515)
Receivable for investments sold	(122)		(159)
Due from Manager	241		1,066
Prepaid expenses	19		—
Other assets	(543)		34
Payable for investments purchased	—		541
Professional fees payable	(137)		(755)
Pricing fees payable	(5)		52
Interest payable	(97)		120
Custodian and accounting fees payable	(29)		84
Transfer agent’s fees payable	(16)		(14)
Affiliated transfer agent’s fees payable	4		2
Accrued expenses and other liabilities	(30)		16
Net cash provided by (used in) operating activities	(34,621)		(21,608)

Cash flows from financing activities:
Borrowings of debt	32,100		29,300
Repayments of debt	(30,500)		(8,900)
Deferred financing costs paid	(105)		—
Proceeds from issuance of Common Shares	33,913		1,003
Repurchased shares	—	(*)	—
Distributions paid in cash	(198)		(12,098)
Net cash provided by (used in) financing activities	35,210		9,305

Net increase (decrease) in cash and cash equivalents, including foreign currency	589		(12,303)
Effect of foreign exchange rate changes on cash and cash equivalents	68		—	(*)
Cash and cash equivalents, beginning of period	5,125		16,278
Cash and cash equivalents, end of period, including foreign currency	$5,782		$3,975
Supplemental information and non-cash activities:
Interest paid during the period	$3,434		$461
Distribution payable	$1,862		$1,027
Issuance of Common Shares in connection with distribution reinvestment plan	$8,772		$4,976
Non-cash purchases of investments	$1,703		$—
Non-cash sales of investments	$(1,703)		$—

(*) Less than $500

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments

June 30, 2025

(in thousands)

(Unaudited)

Investments(1)	Reference Rate and Spread (2)			Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt(4) (5)
Aerospace & Defense
Nayak Aircraft Services Holdings GmbH (Germany) (7)	3M	E +	5.50%	7.48%	1/16/2030	EUR	3,246	$3,467	$3,763	2.30%
Nayak Aircraft Services Holdings GmbH (Delayed Draw) (Germany) (6) (7)	3M	E +	5.50%	7.48%	1/16/2030	EUR	877	(16)	(17)	(0.01)
								3,451	3,746	2.29
Auto Components
ACS Industries, Inc.	1M	S +	5.35%	9.68%	11/26/2030		5,970	5,874	5,921	3.62
								5,874	5,921	3.62
Beverages
Cold Spring Brewing Company	1M	S +	4.75%	9.06%	12/10/2030		5,678	5,625	5,678	3.48
Suja Merger Sub, LLC (8)	1M	S +	5.60%	9.93%	8/23/2029		2,925	2,903	2,899	1.77
								8,528	8,577	5.25
Building Products
The Wells Companies, Inc	1M	S +	5.75%	10.08%	4/2/2029		11,944	11,641	11,687	7.15
Titan Home Improvement, LLC	3M	S +	4.75%	9.08%	5/31/2030		3,140	3,086	3,113	1.90
Titan Home Improvement, LLC (Delayed Draw) (6)	3M	S +	4.75%	9.08%	5/31/2030		593	(5)	(5)	—
Titan Home Improvement, LLC (Revolver) (6)	3M	S +	4.75%	9.08%	5/31/2030		520	(8)	(5)	—
								14,714	14,790	9.05
Business Services
Universal GEM Gaming, LLC	3M	S +	5.50%	9.80%	3/13/2030		5,985	5,872	5,871	3.59
								5,872	5,871	3.59
Chemicals
AgroFresh, Inc.	1M	E +	7.00%	8.93%	3/31/2029	EUR	797	846	927	0.57
AgroFresh, Inc.	1M	S +	6.35%	10.68%	3/31/2029		5,725	5,609	5,655	3.46
AgroFresh, Inc. (Revolver)	1M	S +	6.35%	10.68%	3/31/2028		566	556	559	0.34
Airedale Newco Limited (United Kingdom) (7)	3M	SN +	6.50%	10.72%	12/21/2028	GBP	4,583	5,699	6,159	3.77
Airedale Newco Limited (Revolver) (United Kingdom) (6) (7)	3M	SN +	6.50%	10.72%	12/21/2028	GBP	781	(22)	(23)	(0.01)
Central-McGowan	1M	S +	6.00%	10.32%	4/1/2030		8,978	8,786	8,785	5.38
Kandelium Group GmbH (France) (7)	6M	S +	6.50%	10.72%	11/22/2030		1,926	1,878	1,896	1.16
Kandelium Group GmbH (France) (7)	3M	E +	5.75%	8.13%	11/22/2030	EUR	3,024	3,211	3,489	2.13
Kandelium Group GmbH (Delayed Draw) (France) (7)	6M	S +	6.50%	10.72%	11/22/2030		1,284	1,254	1,264	0.77
								27,817	28,711	17.57
Commercial Services & Supplies
CI(MG) Group, LLC	3M	S +	5.50%	9.80%	3/27/2030		5,672	5,591	5,618	3.44
CI(MG) Group, LLC (Delayed Draw) (6) (9)	3M	S +	5.50%	9.73%	3/27/2030		2,667	222	218	0.13
				9.80%	3/27/2030
CI(MG) Group, LLC (Revolver) (6)	3M	S +	5.50%	9.80%	3/27/2030		638	297	300	0.18
HEF Safety Ultimate Holdings, LLC	6M	S +	5.25%	9.42%	11/19/2029		2,035	1,995	2,029	1.24
HEF Safety Ultimate Holdings, LLC (Delayed Draw) (6)	6M	S +	5.25%	9.42%	11/19/2029		563	304	307	0.19
HEF Safety Ultimate Holdings, LLC (Revolver) (6)	6M	S +	5.25%	9.42%	11/19/2029		297	135	140	0.09
Nationwide Acquisition, LLC	3M	S +	5.50%	9.80%	10/1/2029		8,129	7,990	7,962	4.87
Nationwide Acquisition, LLC	3M	S +	5.50%	9.80%	10/1/2029		100	98	98	0.06
Nationwide Acquisition, LLC (Delayed Draw)	3M	S +	5.50%	9.80%	10/1/2029		2,228	2,203	2,182	1.33
Nationwide Acquisition, LLC (Revolver) (6)	3M	S +	5.50%	9.80%	10/1/2029		1,576	(27)	(32)	(0.02)
ZircoData Holdings Pty Ltd (Australia) (7) (8)	3M	B +	7.25%	11.71% (incl. 0.75% PIK)	5/3/2026	AUD	1,615	1,077	1,055	0.65
								19,885	19,877	12.16

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments (continued)

June 30, 2025

(in thousands)

(Unaudited)

Investments(1)	Reference Rate and Spread (2)			Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated (continued)
Construction & Engineering
ADB Companies, LLC (8)	3M	S +	6.76%	12.06% (incl. 1.00% PIK)	7/7/2026	2,324	$2,316	$2,289	1.40%
ADB Companies, LLC	3M	S +	6.76%	12.04% (incl. 1.00% PIK)	7/7/2026	445	442	438	0.27
APS Acquisition Holdings, LLC	3M	S +	5.75%	10.05%	7/11/2029	2,648	2,604	2,614	1.60
APS Acquisition Holdings, LLC (Delayed Draw) (6)	3M	S +	5.75%	10.05%	7/11/2029	944	203	200	0.12
APS Acquisition Holdings, LLC (Revolver) (6)	3M	S +	5.75%	10.05%	7/11/2029	472	(8)	(6)	—
Capital Construction, LLC	1M	S +	5.85%	10.17%	10/22/2026	911	903	904	0.56
Capital Construction, LLC (Delayed Draw)	1M	S +	5.85%	10.17%	10/22/2026	1,234	1,224	1,226	0.75
Capital Construction, LLC (Revolver) (6)	3M	S +	5.85%	10.17%	10/22/2026	222	(2)	(2)	—
Full Circle Fiber Operating LLC	3M	S +	7.15%	11.45%	12/16/2027	5,353	5,282	5,263	3.22
TriplePoint Acquisition Holdings LLC	3M	S +	5.25%	9.55%	5/31/2029	4,433	4,363	4,395	2.69
TriplePoint Acquisition Holdings LLC	3M	S +	5.25%	9.55%	5/31/2029	2,353	2,308	2,333	1.43
TriplePoint Acquisition Holdings LLC (Delayed Draw) (6)	3M	S +	5.25%	9.55%	5/31/2029	1,119	(9)	(10)	(0.01)
TriplePoint Acquisition Holdings LLC (Revolver) (6)	3M	S +	5.25%	9.55%	5/31/2029	1,066	(18)	(9)	(0.01)
							19,608	19,635	12.02
Containers & Packaging
Close The Loop Group USA, Inc.	3M	S +	6.65%	10.95%	10/26/2029	2,689	2,645	2,675	1.64
Close The Loop Group USA, Inc. (Revolver) (6)	3M	S +	6.65%	10.95%	12/26/2029	589	(9)	(3)	—
Johns-Byrne LLC	3M	S +	6.25%	10.55%	8/31/2029	966	947	955	0.58
Johns-Byrne LLC (Delayed Draw) (6)	3M	S +	6.25%	10.55%	8/31/2029	267	(5)	(3)	—
Johns-Byrne LLC (Revolver) (6)	3M	S +	6.25%	10.55%	8/31/2029	134	(2)	(2)	—
NPPI Buyer, LLC	3M	S +	5.00%	9.30%	8/20/2029	8,776	8,663	8,700	5.32
NPPI Buyer, LLC (Delayed Draw) (6)	3M	S +	5.00%	9.30%	8/20/2029	1,895	(12)	(16)	(0.01)
NPPI Buyer, LLC (Revolver) (6)	1M	S +	5.00%	9.32%	8/20/2029	1,263	47	52	0.03
Toledo AcquisitionCo Inc. (8)	6M	S +	6.75%	10.92%	8/21/2029	2,932	2,899	2,895	1.77
							15,173	15,253	9.33
Distributors
Delaware Valley Floral Group LLC	3M	S +	5.85%	10.15%	8/24/2028	504	497	502	0.31
Delaware Valley Floral Group LLC (Revolver) (6)	3M	S +	5.85%	10.15%	8/24/2028	327	(5)	(2)	—
							492	500	0.31
Diversified Consumer Services
Aptive Environmental, LLC	1M	S +	5.50%	9.83%	10/1/2030	5,364	5,251	5,414	3.32
Aptive Environmental, LLC (Revolver) (6)	3M	S +	5.50%	9.83%	10/1/2030	554	(11)	—	—
We Work for Kids, LLC	3M	S +	5.50%	9.80%	9/26/2029	11,012	10,823	10,868	6.65
We Work for Kids, LLC (Revolver) (6)	3M	S +	5.50%	9.80%	9/26/2029	905	(16)	(12)	(0.01)
							16,047	16,270	9.96
Electronic Equipment, Instruments & Components
Rochester Sensors, LLC	3M	S +	6.65%	10.95%	5/8/2028	6,593	6,490	6,489	3.97
Rochester Sensors, LLC (Revolver) (6)	3M	S +	6.65%	10.95%	5/8/2028	545	265	264	0.16
							6,755	6,753	4.13
Environmental & Facilities Services
Legend Buyer, Inc.	6M	S +	5.60%	9.82%	1/19/2029	1,106	1,088	1,087	0.66
Legend Buyer, Inc. (Revolver) (6)	3M	S +	5.60%	9.82%	1/19/2029	214	(3)	(3)	—
							1,085	1,084	0.66

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments (continued)

June 30, 2025

(in thousands)

(Unaudited)

Investments(1)	Reference Rate and Spread(2)			Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated (continued)
Food Products
Frozen Bakery Acquisition, LLC	6M	S +	5.00%	9.18%	7/7/2029		5,970	$5,915	$5,945	3.64%
Hometown Food Company	3M	S +	4.50%	8.82%	6/3/2030		11,970	11,879	11,897	7.28
Sun Orchard, LLC (9)	3M	S +	5.50%	9.78%	7/8/2028		8,487	8,386	8,418	5.15
				9.80%	7/8/2028
Sun Orchard, LLC (Delayed Draw) (6)	1M	S +	5.50%	9.83%	7/8/2028		3,447	500	513	0.31
								26,680	26,773	16.38
Gas Utilities
Sail Energy, LLC	1M	S +	7.10%	11.43%	1/24/2028		1,117	1,104	1,104	0.68
Sail Energy, LLC (Delayed Draw)	1M	S +	7.10%	11.43%	1/24/2028		751	742	742	0.45
Sail Energy, LLC (Revolver) (6)	3M	S +	7.10%	11.43%	1/24/2028		381	(4)	(5)	—
								1,842	1,841	1.13
Health Care Equipment
Medical Device Inc.	3M	S +	5.35%	9.65%	7/11/2029		2,935	2,887	2,908	1.78
Medical Device Inc.	3M	S +	5.35%	9.65%	7/11/2029		2,068	2,040	2,049	1.25
Medical Device Inc. (Revolver) (6)	3M	S +	5.35%	9.65%	7/11/2029		382	(6)	(3)	—
Medical Device Inc. (Revolver) (6)	3M	S +	5.35%	9.65%	7/11/2029		600	(8)	(6)	—
								4,913	4,948	3.03
Health Care Providers & Services
ADB Acquiror, Inc	3M	S +	4.15%	12.45% (incl. 4.00% PIK)	5/12/2028		5,308	5,218	5,203	3.18
ADB Acquiror, Inc (Delayed Draw)	3M	S +	4.15%	12.45% (incl. 4.00% PIK)	5/12/2028		93	91	91	0.06
ADB Acquiror, Inc (Revolver) (6)	3M	S +	4.15%	12.45% (incl. 4.00% PIK)	5/12/2028		460	244	242	0.15
MM Proton I, LLC	1M	S +	6.75%	11.07%	5/29/2029		6,237	6,160	6,201	3.79
Pharmacy Partners Acquisition, LLC	3M	S +	6.50%	10.83%	2/28/2029		1,001	989	997	0.61
Pharmacy Partners Acquisition, LLC (Revolver) (6)	3M	S +	6.50%	10.83%	2/28/2029		202	(2)	(1)	—
								12,700	12,733	7.79
Hotels, Restaurants & Leisure
Regisa DC, S.A. (Spain) (7)	3M	E +	5.75%	7.73%	12/3/2030	EUR	441	450	512	0.31
								450	512	0.31
Household Products
BlueSun Holdco, S.L (Spain) (7)	3M	E +	5.00%	7.04%	5/30/2032	EUR	4,064	4,565	4,692	2.87
								4,565	4,692	2.87
Human Resource & Employment Services
Pryor Learning, LLC	1M	S +	5.35%	9.68%	2/28/2029		1,781	1,756	1,761	1.08
Pryor Learning, LLC (Revolver) (6)	1M	S +	5.35%	9.68%	2/28/2029		203	31	31	0.02
								1,787	1,792	1.10
IT Consulting & Other Services
MajorKey Technologies Holdings LLC (8)	6M	S +	6.26%	10.49%	12/3/2026		2,297	2,285	2,288	1.40
								2,285	2,288	1.40
IT Services
Penncomp, LLC	1M	S +	5.00%	9.33%	10/17/2028		3,663	3,599	3,628	2.22
Penncomp, LLC (Delayed Draw)	1M	S +	5.00%	9.33%	10/17/2028		1,174	1,160	1,163	0.71
Penncomp, LLC (Delayed Draw) (6)	1M	S +	5.00%	9.33%	4/17/2030		925	(7)	(9)	(0.01)
Penncomp LLC, (Revolver) (6)	1M	S +	5.00%	9.33%	4/17/2030		214	(3)	(2)	—
								4,749	4,780	2.92
Media
AS1 Sports Bidco Limited (United Kingdom) (7)	3M	E +	6.00%	7.98%	9/26/2030	EUR	366	399	422	0.26
AS1 Sports Bidco Limited (Revolver) (United Kingdom) (6) (7)	3M	E +	6.00%	7.98%	9/26/2030	EUR	63	(2)	(2)	—
TG Studios US, LLC	3M	S +	7.90%	12.22%	4/6/2029		4,900	4,799	4,851	2.97
								5,196	5,271	3.23

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments (continued)

June 30, 2025

(in thousands)

(Unaudited)

Investments(1)	Reference Rate and Spread(2)			Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated (continued)
Paper & Forest Products
Hoffmaster Group, Inc.	1M	S +	6.25%	10.57%	2/24/2028		4,967	$4,895	$4,913	3.01%
								4,895	4,913	3.01
Professional Services
Anne Lewis Strategies LLC	3M	S +	5.25%	9.55%	5/29/2030		11,157	10,992	10,992	6.73
Anne Lewis Strategies LLC (Revolver) (6)	3M	S +	5.25%	9.55%	5/29/2030		843	(12)	(12)	(0.01)
Efficio Holdco Limited (United Kingdom) (7)	3M	E +	5.75%	7.73%	7/31/2031	EUR	79	83	91	0.05
Efficio Holdco Limited (United Kingdom) (7)	3M	S +	5.75%	10.04%	7/31/2031		386	376	378	0.23
HH Global Finance LTD (8)	6M	S +	6.18%	10.46%	2/25/2027		3,000	2,977	2,985	1.83
JCF Kestrel UK Bidco LTD (United Kingdom) (7)	3M	E +	5.50%	7.48%	2/27/2032	EUR	331	333	383	0.23
JCF Kestrel UK Bidco LTD (Delayed Draw) (United Kingdom) (6) (7)	3M	E +	5.50%	7.48%	2/27/2032	EUR	30	—	(1)	—
Studio Bidco B.V. (Netherlands) (7)	3M	E +	6.50%	8.48%	4/24/2031	EUR	326	340	376	0.23
Studio Bidco B.V. (Delayed Draw) (Netherlands) (6) (7)	3M	E +	6.50%	8.48%	4/24/2031	EUR	122	(1)	(3)	—
Tetris Bidco Limited (United Kingdom) (7)	3M	SN +	6.75%	10.97%	10/24/2029	GBP	1,886	2,245	2,552	1.56
Tetris Bidco Limited (United Kingdom) (7)	3M	SN +	6.75%	10.97%	10/24/2029	GBP	68	86	93	0.06
Tetris Bidco Limited (Revolver) (United Kingdom) (6) (7)	3M	SN +	6.75%	10.97%	10/24/2029	GBP	263	(7)	(5)	—
								17,412	17,829	10.91
Software
Avalon Bidco LTD (United Kingdom) (7)	3M	SN +	6.25%	10.71%	4/16/2032	GBP	286	372	386	0.24
Avalon Bidco LTD (Delayed Draw) (United Kingdom) (6) (7)	3M	SN +	6.25%	10.71%	4/16/2032	GBP	92	(1)	(1)	—
CF Newco, Inc.	3M	S +	6.25%	10.56%	12/10/2029		5,488	5,363	5,399	3.30
CF Newco, Inc. (Revolver) (6)	3M	S +	6.25%	10.56%	12/10/2029		429	290	293	0.18
Knowledge Support Systems, Inc. (8)	3M	S +	6.50%	10.78%	11/17/2029		1,641	1,612	1,619	0.99
								7,636	7,696	4.71
Technology Hardware, Storage & Peripherals
Ivy Technology Parent Intermediate III Holdings, LLC	1M	S +	5.38%	9.70%	2/5/2031		5,264	5,176	5,187	3.18
Ivy Technology Parent Intermediate III Holdings, LLC (Revolver) (6)	3M	S +	5.38%	9.70%	2/5/2031		723	(12)	(11)	(0.01)
								5,164	5,176	3.17
Trading Companies & Distributors
CPIG Holdco Inc.	3M	S +	7.10%	11.39%	4/28/2028		4,466	4,383	4,421	2.71
								4,383	4,421	2.71
Total First Lien Debt - non-controlled/non-affiliated								249,958	252,653	154.61
Total First Lien Debt - controlled/affiliated (11)
Entertainment Earth, LLC (8)	3M	S +	7.15%	11.45%	3/31/2028		1,363	1,363	1,363	0.83
Total First Lien Debt - controlled/affiliated								1,363	1,363	0.83
Total First Lien Debt								$251,321	$254,016	155.44%

Equity Investments - Controlled/Affiliated (11)
Trading Companies & Distributors
Entertainment Earth, LLC (12)							1,586	$367	$341	0.21%
Total Equity Investments - Controlled/Affiliated								$367	$341	0.21%
Total Portfolio Investments								$251,688	$254,357	155.65%
Cash Equivalents
State Street Institutional Treasury Plus Money Market Fund (10)							118	$118	$118	0.07%
								$118	$118	0.07%
Total Portfolio Investments and Cash Equivalents								$251,806	$254,475	155.72%

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments (continued)

June 30, 2025

(in thousands)

(Unaudited)

(1)
Unless otherwise indicated, issuers of debt investments held by the Company are denominated in USD. All debt investments are income producing unless otherwise indicated.
(2)
Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), EuroInterbank Offered Rate (“EURIBOR” or “E”), Australian Bank Bill Swap Rate (“BBSW” or “B”), Sterling Overnight Index Average (“SONIA or SN”), or an alternate base rate (commonly based on the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of June 30, 2025.
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

PGIM Private Credit Fund

Schedule of Investments (continued)

June 30, 2025

(in thousands)

(Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Unfunded Commitment Fair Value
ADB Acquiror, Inc	Revolver	5/12/2028	$208	$(4)
Airedale Newco Limited	Revolver	12/21/2028	994	(23)
Anne Lewis Strategies LLC	Revolver	5/29/2030	843	(12)
APS Acquisition Holdings, LLC	Delayed Draw Term Loan	7/11/2029	731	(9)
APS Acquisition Holdings, LLC	Revolver	7/11/2029	472	(6)
Aptive Environmental, LLC	Revolver	10/1/2030	554	—
AS1 Sports Bidco Limited	Revolver	9/26/2030	70	(2)
Avalon Bidco LTD	Delayed Draw Term Loan	4/16/2032	122	(1)
Capital Construction, LLC	Revolver	10/22/2026	222	(2)
CF Newco, Inc.	Revolver	12/10/2029	128	(2)
CI(MG) Intermediate, LLC	Delayed Draw Term Loan	3/27/2030	2,424	(24)
CI(MG) Intermediate, LLC	Revolver	3/27/2030	332	(3)
Close The Loop Group USA, Inc.	Revolver	12/26/2029	589	(3)
Delaware Valley Floral Group LLC	Revolver	8/24/2028	327	(2)
HEF Safety Ultimate Holdings, LLC	Delayed Draw Term Loan	11/19/2029	253	(1)
HEF Safety Ultimate Holdings, LLC	Revolver	11/19/2029	156	—
Ivy Technology Parent Intermediate III Holdings, LLC	Revolver	2/5/2031	723	(11)
JCF Kestrel UK Bidco LTD	Delayed Draw Term Loan	11/4/2031	31	(1)
Johns-Byrne LLC	Delayed Draw Term Loan	8/31/2029	267	(3)
Johns-Byrne LLC	Revolver	8/31/2029	134	(2)
Legend Buyer, Inc.	Revolver	1/19/2029	214	(3)
Medical Device Inc.	Revolver	7/11/2029	382	(3)
Medical Device Inc.	Revolver	7/11/2029	600	(6)
Nationwide Acquisition, LLC	Revolver	10/1/2029	1,576	(32)
Nayak Aircraft Services Holdings GmbH	Delayed Draw Term Loan	1/16/2030	954	(17)
NPPI Buyer, LLC	Delayed Draw Term Loan	8/20/2029	1,895	(16)
NPPI Buyer, LLC	Revolver	8/20/2029	1,200	(10)
Penncomp, LLC	Delayed Draw Term Loan	4/17/2030	925	(9)
Penncomp, LLC	Revolver	10/17/2028	214	(2)
Pharmacy Partners Acquisition, LLC	Revolver	2/28/2029	202	(1)
Pryor Learning, LLC	Revolver	2/28/2029	169	(2)
Rochester Sensors, LLC	Revolver	5/8/2028	273	(4)
Sail Energy, LLC	Revolver	1/24/2028	381	(5)
Studio Bidco B.V. (Netherlands)	Delayed Draw Term Loan	4/24/2031	131	(3)
Sun Orchard, LLC	Delayed Draw Term Loan	7/8/2028	2,906	(24)
Tetris Bidco Limited	Revolver	10/24/2029	321	(5)
Titan Home Improvement, LLC	Delayed Draw Term Loan	5/31/2030	593	(5)
Titan Home Improvement, LLC	Revolver	5/31/2030	520	(5)
TriplePoint Acquisition Holdings LLC	Delayed Draw Term Loan	5/31/2029	1,119	(10)
TriplePoint Acquisition Holdings LLC	Revolver	5/31/2029	1,066	(9)
We Work for Kids, LLC	Revolver	9/26/2029	905	(12)
			$26,126	$(294)

(7)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, non-qualifying assets represented 10.42% of the Company’s total assets as calculated in accordance with regulatory requirements.
(8)
Represents a loan that was purchased by the Company and transferred at fair value from a wholly-owned subsidiary of Prudential Financial, Inc. ("Prudential") in March 2023.

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments (continued)

June 30, 2025

(in thousands)

(Unaudited)

(9)
The investment has multiple unique terms, so the loan principal is being subdivided and accordingly, interest is being accrued at differing interest rates as presented on the Schedule of Investments.
(10)
Cash equivalents balance represents amounts held in interest-bearing money market funds issued by State Street Institutional Treasury Plus Money Market Fund (Investor Class (SAEXX)), which had a 7-day effective yield of 4.17% as of June 30, 2025.
(11)
Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2025, the Company’s controlled/affiliated investments were as follows:

	Fair value as of December 31, 2024	Gross Additions (a)	Gross Reductions (b)	Change in Unrealized Gains (Loss)	Net Realized Gain (Loss)	Fair Value as of June 30, 2025	Dividend and Interest Income
Controlled/Affiliated Investments
First Lien Debt
Entertainment Earth, LLC	$—	$1,363	$—	$—	$—	$1,363	$—	(*)
Equity
Entertainment Earth, LLC	$—	$367	$—	$(26)	$—	$341	$—
Total Controlled/Affiliated Investments	$—	$1,730	$—	$(26)	$—	$1,704	$—

(a)
Gross additions may include increases in the cost basis of investments resulting from new investments, amounts related to payment-in-kind (“PIK”) interest capitalized and added to the principal balance of the respective loans, the accretion of discounts, the exchange of one or more existing investments for one or more new investments and the movement at fair value of an existing portfolio company into this controlled affiliated category from a different category.
(b)
Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments and sales, return of capital, the amortization of premiums and the exchange of one or more existing securities for one or more new securities.

(12)
Non-income producing investment.

The accompanying notes are an integral part of these financial statements.

PGIM Private Credit Fund

Schedule of Investments (continued)

June 30, 2025

(in thousands)

(Unaudited)

Forward Foreign Currency Exchange Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Macquarie Bank Limited	USD 369	GBP 286	30-Apr-2027	$(23)
Nomura International plc	USD 360	EUR 331	26-Feb-2027	(41)
Macquarie Bank Limited	USD 480	EUR 441	23-Nov-2026	(51)
Nomura International plc	USD 94	GBP 73	30-Oct-2026	(5)
Macquarie Bank Limited	USD 417	EUR 366	25-Sep-2026	(23)
Macquarie Bank Limited	USD 88	EUR 79	31-Jul-2026	(6)
Macquarie Bank Limited	USD 359	EUR 326	24-Apr-2026	(30)
Macquarie Bank Limited	USD 3,482	EUR 3,111	27-Feb-2026	(225)
Macquarie Bank Limited	USD 1,102	EUR 960	27-Feb-2026	(41)
Nomura International plc	USD 848	EUR 803	17-Feb-2026	(108)
Nomura International plc	USD 3,428	EUR 3,246	17-Feb-2026	(437)
Nomura International plc	USD 2,510	GBP 2,018	17-Feb-2026	(257)
Macquarie Bank Limited	USD 6,601	GBP 5,180	31-Dec-2025	(504)
Macquarie Bank Limited	GBP 266	USD 336	31-Dec-2025	28
Macquarie Bank Limited	USD 3,385	EUR 3,024	28-Nov-2025	(199)
Macquarie Bank Limited	USD 113	EUR 100	15-Oct-2025	(5)
Macquarie Bank Limited	USD 1,052	AUD 1,674	12-Aug-2025	(46)
Macquarie Bank Limited	USD 8	GBP 6	31-Jul-2025	—	(*)
Macquarie Bank Limited	USD 24	AUD 37	15-Jul-2025	(1)
Macquarie Bank Limited	USD 7	EUR 6	15-Jul-2025	—	(*)
Macquarie Bank Limited	USD 55	EUR 49	15-Jul-2025	(3)
Macquarie Bank Limited	USD 58	EUR 52	15-Jul-2025	(3)
Macquarie Bank Limited	USD 8	EUR 7	15-Jul-2025	—	(*)
Macquarie Bank Limited	USD 8	EUR 7	15-Jul-2025	—	(*)
Macquarie Bank Limited	USD 7	EUR 6	15-Jul-2025	—	(*)
Macquarie Bank Limited	USD 1	EUR 1	15-Jul-2025	—	(*)
Macquarie Bank Limited	USD 130	GBP 98	15-Jul-2025	(4)
Macquarie Bank Limited	USD 60	GBP 45	15-Jul-2025	(2)
				$(1,986)

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

PGIM Private Credit Fund

Notes to Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

Note 1. Organization

PGIM Private Credit Fund (the “Company,” “we,” “us” or “our”) is a Delaware statutory trust formed on March 21, 2022 and commenced operations on December 13, 2022. The Company currently invests and intends to continue investing primarily in privately placed floating rate leveraged (below investment grade) debt, including, but not limited to, senior secured, first lien, debt issuances in middle market companies primarily in the United States as well as up to 30% of its total assets in investments in other countries (primarily Canada, Europe, Australia and Latin America). The Company currently is majority-owned by Pruco Life Insurance Company, which is a wholly owned subsidiary of the Prudential Insurance Company of America (“PICA”), an affiliate of the Company and PGIM Investments LLC (“PGIM Investments,” the “Manager” or the “Valuation Designee”). PICA is a direct wholly owned subsidiary of Prudential Financial, Inc. (“Prudential”). The Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), effective May 5, 2023. The Company also elected to be treated, and intends to qualify each taxable year, as a regulated investment company (“RIC”) for U.S. federal income tax purposes as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Company adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the ASU 2023-07 exclusively impacted financial statement disclosures only and did not affect the Company’s financial position or performance. The intent of ASU 2023-07 is, through improved segment disclosures, to enable investors to better understand an entity’s overall performance. The officers of the Company act as each Company’s chief operating decision maker (“CODM”). The CODM has determined that the Company has a single operating segment as the CODM monitors the operating results of the Company as a whole and the Company’s long-term strategic asset allocation is pre-determined in accordance with the terms of its respective prospectus, based on a defined investment strategy which is executed by the Company’s sub-advisor.

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

Master Netting Arrangements

The Company is subject to various master agreements, or netting arrangements, with select counterparties. These are agreements which PGIM, Inc. (“PGIM”) an indirect, wholly-owned subsidiary of Prudential, may have negotiated and entered into on behalf of the Company. A master netting arrangement between the Company and the counterparty permits the Company to offset amounts payable by the Company to the same counterparty against amounts to be received; and by the receipt of collateral from the counterparty by the Company to cover the Company’s exposure to the counterparty. However, there is no assurance that such mitigating factors are easily enforceable. In addition to master netting arrangements, the right to set-off exists when all the conditions are met such that each of the parties owes the other determinable amounts, the reporting party has the right to set-off the amount owed with the amount owed by the other party, the reporting party intends to set-off and the right of set-off is enforceable by law.

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

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including original issue discount and upfront structuring fees (i.e., origination fees) received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and six months ended June 30, 2025, the Company recorded $6,619 and $12,753 (dollar amounts in thousands), respectively, in interest income. For the three and six months ended June 30, 2024, the Company recorded $3,768 and $7,231 (dollar amounts in thousands), respectively, in interest income.

Payment-In-Kind (“PIK”) Income

The Company has loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s statement of operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three and six months ended June 30, 2025, the Company recorded $140 and $148 (dollar amounts in thousands), respectively, in PIK interest income. For the three and six months ended June 30, 2024, the Company did not accrued PIK interest income.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly- traded portfolio companies. For the three and six months ended June 30, 2025, the Company recorded $47 and $47 (dollar amounts in thousands), respectively, in dividend income. For the three and six months ended June 30, 2024, the Company recorded $58 and $178 (dollar amounts in thousands), respectively, in dividend income.

Effective June 14, 2024, the Company changed its overnight cash sweep vehicle from an unaffiliated money market fund to the PGIM Core Ultra Short Bond Fund (the “Core Fund”), a series of Prudential Investment Portfolios 2, registered under the 1940 Act and managed by PGIM Investments. PGIM Investments and/or its affiliates are paid fees or reimbursed for providing their services to the Core Fund. For the three and six months ended June 30, 2025, the Company recorded $0 and $30 (dollar amounts in thousands), in dividend income from affiliated investments. For the three and six months ended June 30, 2024, the Company recorded $3 and $3 (dollar amounts in thousands), respectively, in dividend income from affiliated investments.

Effective March 18, 2025, the Company changed its overnight cash sweep vehicle from the PGIM Core Ultra Short Bond Fund, a series of Prudential Investment Portfolios 2, registered under the 1940 Act and managed by PGIM Investments, to the State Street Institutional Treasury Plus Money Market Fund - Investor Class (SAEXX), an unaffiliated money market fund.

Fee Income

The Company may receive various fees in the ordinary course of business such as for consents, waivers and amendments, as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and six months ended June 30, 2025, the Company recorded $159 and $265 (dollar amounts in thousands), respectively, in fee income. For the three and six months ended June 30, 2024, the Company recorded $50 and $109 (dollar amounts in thousands), respectively, in fee income.

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in the Subadvisers’ (as defined below) judgment, are likely to remain current. The Subadvisers may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations, and interpretations thereof. The Company had no material uncertain tax positions as of June 30, 2025 or December 31, 2024.

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

Recent Accounting Pronouncement and Regulatory Developments

In December 2023, the FASB issued Accounting Standards Update (ASU), ASU 2023-09, Income Taxes (Topic 740) - "Improvements to Income Taxes Disclosures", which enhances the transparency of income tax disclosures. The ASU requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The amendments under this ASU are required to be applied prospectively and are effective for fiscal years beginning after December 15, 2024. Management is currently evaluating the impact and does not expect ASU to have a material impact on the financial statements.

Note 3. Fees, Expenses, Agreements and Related Party Transactions

The Manager, an indirect, wholly-owned subsidiary of Prudential and a registered investment adviser, is the Company’s investment manager. The Manager has engaged PGIM, an indirect, wholly-owned subsidiary of Prudential, as the Company’s subadviser. PGIM provides day-to-day management of the Company’s portfolio primarily through PGIM Private Capital (“PPC”), its dedicated private credit asset management business unit. On April 24, 2025, PGIM entered into a Sub-Subadvisory Agreement with Deerpath Capital Management, LP ("Deerpath"), pursuant to which Deerpath will manage a portion of the direct lending investments for the Company Deerpath is an indirect, majority-owned subsidiary of Prudential. In addition, the Manager has engaged PGIM Fixed Income, the primary fixed income asset management unit of PGIM (together with PPC and Deerpath, the "Subadvisers") to invest in broadly syndicated loans for liquidity purposes. PPC, subject to the supervision and direction of the Manager and the Board, determines the allocation among the Subadvisers. As of June 30, 2025, there are currently no assets in the Company managed by PGIM Fixed Income or Deerpath. The Manager is permitted to allocate portions of the Company’s portfolio to any of the business units within PGIM.

The Company and the Manager have entered into a third amended and restated management agreement (the “Management Agreement”) pursuant to which the Manager is entitled to receive a base management fee and an incentive fee.

Management Fees

The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. Prior to the Company’s election of BDC status, the management fee was contractually set to zero. Accordingly, no fee was accrued during that time. Following the Company’s election of BDC status, net assets for the first applicable calendar month were measured from the date that the Company first publicly sold shares to a person or entity other than the Manager or its affiliates. Effective December 13, 2024, the Manager contractually agreed to waive its management fee in its entirety through December 31, 2025 (the “Waiver Period”). The Manager previously contractually agreed to waive its management fee in its entirety through December 31, 2024. Following the Waiver Period, the Manager will receive a management fee calculated as described above.The Manager may not recoup the waived Management Fees.

For the three and six months ended June 30, 2025, the Company accrued management fees of $491 and $897 (dollar amounts in thousands), respectively, all of which was subject to waiver by the Manager. As of June 30, 2025, there were no management fees payable by the Company.

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

The Manager has contractually agreed to waive its incentive fee in its entirety for the Waiver Period. The Manager previously contractually agreed to waive its incentive fee in its entirety through December 31, 2024. Prior to the Company’s election of BDC status, the incentive fee was contractually set to zero. Accordingly, no fee was incurred during that time.The Manager may not recoup the waived Incentive Fees.

For the three and six months ended June 30, 2025, the Company accrued income based incentive fees of $507 and $955 (dollar amounts in thousands), respectively, all of which were subject to waiver by the Manager. As of June 30, 2025, there were no incentive fees payable by the Company. For the three and six months ended June 30, 2024, the Company accrued income based incentive fees of $218 and $438 (dollar amounts in thousands), respectively, all of which were subject to waiver by the Manager. As of June 30, 2024, there were no incentive fees payable by the Company.

For the three and six months ended June 30, 2025, the Company accrued capital gains incentive fees of $(90) and $(95) (dollar amounts in thousands), respectively, all of which were subject to waiver by the Manager. As of June 30, 2025, there were no capital gains incentive fees payable by the Company. For the three and six months ended June 30, 2024, the Company accrued capital gains incentive fees of $35 and $69 (dollar amounts in thousands), respectively, all of which were subject to waiver by the Manager. As of June 30, 2024, there were no capital gains incentive fees payable by the Company.

Sub-Advisory Fee

Pursuant to the second amended and restated subadvisory agreement between the Manager and PGIM (the “Subadvisory Agreement”), the Manager pays a portion of the management fee and incentive fee it receives from the Company to the PGIM. No advisory fees are paid by the Company directly to PGIM.

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

PGIM Fixed Income will receive an annual subadvisory fee, payable monthly in arrears by the Manager at an annual rate of 0.42% of the value of the Company’s net assets within the broadly syndicated loan portion of the portfolio managed by the PGIM Fixed Income as of the beginning of the first calendar day of the applicable month. For the first calendar month, net assets will be measured as of the date that the Company first publicly sells shares to a person or entity other than the Manager or its affiliates. For the avoidance of doubt, no incentive fee shall be paid by the Manager to PGIM Fixed Income. As of June 30, 2025, there are currently no assets in the Company managed by PGIM Fixed Income.

During the Waiver Period, the Company will not bear the cost of the management fee, incentive fee or subadvisory fee. Accordingly, no subadvisory fee was payable by the Manager to PGIM for the three and six months ended June 30, 2025 and 2024.

Under the Subadvisory Agreement, PGIM, subject to the supervision of the Manager, is responsible for managing the assets of the Company in accordance with the Company’s investment objective, investment program, and policies. PGIM determines what private credit and other instruments are purchased and sold for the Company and is responsible for obtaining and evaluating financial data relevant to the Company. The Manager continues to have responsibility for all investment advisory services pursuant to the Management Agreement and supervises PGIM’s performance of such services.

Sub-Subadvisory Fee

For the portion of the Company's assets allocated to Deerpath, PPC will pay a portion of the Management Fee and Incentive Fee it receives from the Manager to Deerpath. No advisory fees will be paid by the Company directly to Deerpath. As of June 30, 2025, there are currently no assets in the Company managed by Deerpath.

Under the Sub-Subadvisory Agreement, Deerpath, subject to the supervision of the Manager and PGIM, is responsible for managing a portion of the assets of the Company in accordance with the Company’s investment objective, investment program and policies, consistent with Deerpath's standard practices with respect to third-party client accounts. The Manager continues to have responsibility for all investment advisory services pursuant to the Management Agreement and supervises Deerpath's performance of such services.

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

If the Warehouse Condition is satisfied, the Company will be obligated to purchase the Warehouse Investments from the Financing Provider at the prices determined under the Purchase Agreements. As of June 30, 2025, there were no Purchase Agreements outstanding with the Financing Provider.

Intermediary Manager Agreement

The Company entered into an amended and restated intermediary manager agreement with Prudential Investment Management Services, LLC (the “Intermediary Manager” or “PIMS”), an affiliate of the Manager, who will be principal underwriter and distributor of the Company’s Common Shares. The Intermediary Manager will be entitled to receive shareholder servicing and/or distribution fees with respect to the Class S and Class D Shares on an annualized basis as a percentage of the NAV for such class, subject to the inception of each class. The shareholder servicing and/or distribution fees will be paid monthly in arrears at an annual rate of 0.85% and 0.25% for Class S and D respectively, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month. No distribution and/or shareholder servicing fees will be paid with respect to Class I. For the three and six months ended June 30, 2025 and 2024, the Company accrued, in each case, servicing and/or distribution fees of less than $500 which were attributable to Class S and Class D Shares, respectively.

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

For the three months ended June 30, 2025, the Company accrued transfer agent’s fees and expenses of $23, $12 and $19 (dollar amounts in thousands), and for the six months ended June 30, 2025, the Company accrued transfer agent’s fees and expenses of $45, $23 and $38 (dollar amounts in thousands) for Class I, Class S and Class D Shares, respectively.

For the three months ended June 30, 2024, the Company accrued transfer agent’s fees and expenses of $14, $8 and $19 (dollar amounts in thousands), and for the six months ended June 30, 2024, the Company accrued transfer agent’s fees and expenses of $22, $18 and $29 (dollar amounts in thousands) for Class I, Class S and Class D Shares, respectively.

As of June 30, 2025 and December 31, 2024, there were $8 and $20 (dollar amounts in thousands), respectively, of transfer agent’s fees payable by the Company.

Expense Limitation and Reimbursement Agreement

Pursuant to an expense limitation and reimbursement agreement by and among the Company and the Manager, for three years from May 5, 2023, the effective date of the Company’s registration statement (the “ELRA Period”), the Manager has contractually agreed to waive its fees and/or reimburse expenses of the Company so that the Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). The Company has agreed to repay these amounts, when and if requested by the Manager, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Manager waived or reimbursed such fees or expenses. This arrangement cannot be terminated without the consent of the Board prior to the end of the ELRA Period. “Specified Expenses” includes all expenses incurred in the business of the Company, including organizational and offering costs (excluding the organizational and offering expenses relating to the initial sale of Class S, Class D and Class I Common Shares), with the following exceptions: (i) the management fee, (ii) the incentive fee, (iii) the shareholder servicing and/or distribution fee, (iv) brokerage costs or other investment-related out-of-pocket expenses, (v) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vi) taxes, and (vii) extraordinary expenses (as determined in the sole discretion of the Manager). Prior to the Company’s election of BDC status, the Manager agreed to voluntarily enact the above-described expense limitation. Accordingly, such expense reimbursement is reflected on the Statements of Operations for the three and six months ended June 30, 2025 and 2024. Certain other expenses may be paid by the Manager, subject to the Manager’s sole discretion. The Company will not be required to repay such amounts to the Manager.

The following table represents a summary of Expense Payments and the related Reimbursement Payments since the Company’s commencement of operations (dollar amounts in thousands):

For the Quarters Ended	Expense Payments by Manager	Reimbursement Payments to Manager	Unreimbursed Expense Payments	Effective Rate of Distribution per Common Share (1)	Reimbursement Eligibility Expiration	Operating Expense Ratio (2)
December 31, 2022	$89	$—	$89	0.00%	December 31, 2025	0.78%
March 31, 2023	78	—	78	0.00%	March 31, 2026	0.19%
June 30, 2023	285	—	285	0.00%	June 30, 2026	0.37%
September 30, 2023	1,029	—	1,029	0.00%	September 30, 2026	1.01%
December 31, 2023	1,227	—	1,227	10.94%	December 31, 2026	1.33%
March 31, 2024	795	—	795	10.90%	March 31, 2027	0.81%
June 30, 2024	953	—	953	10.85%	June 30, 2027	0.96%
September 30, 2024	511	—	511	14.18%	September 30, 2027	0.56%
December 31, 2024	680	—	680	12.96%	December 31, 2027	0.68%
March 31, 2025	413	—	413	11.54%	March 31, 2028	0.39%
June 30, 2025	474	—	474	13.68%	June 30, 2028	0.41%
	$6,534	$—	$6,534

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

Effective June 14, 2024, the Company changed its overnight cash sweep vehicle from an unaffiliated money market fund to the PGIM Core Ultra Short Bond Fund, a series of Prudential Investment Portfolios 2, registered under the 1940 Act and managed by PGIM Investments (the "Core Fund"). PGIM Investments and/or its affiliates are paid fees or reimbursed for providing their services to the Core Fund. In addition to the realized and unrealized gains on investments in the Core Fund, earnings from such investments are disclosed on the Statement of Operations as “Dividend income from affiliated investments.”

Effective March 18, 2025, the Company changed its overnight cash sweep vehicle from the Core Fund to the State Street Institutional Treasury Plus Money Market Fund - Investor Class (SAEXX), an unaffiliated money market fund.

Controlled/Affiliated Portfolio Companies

Under the 1940 Act, the Company is required to separately identify investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated and controlled affiliated investments is contained in the accompanying financial statements, including the Schedule of Investments.

Entertainment Earth LLC is an online retailer and wholesaler of licensed collectibles, including toys and action figures. The portfolio company was purchased by the Company and transferred at fair value from a wholly-owned subsidiary of Prudential in March 2023. In April 2025, the portfolio company completed a debt restructuring. As of June 30, 2025, the Company's investment at fair value in Entertainment Earth, LLC was $1,363 in debt and $341 (dollar amounts in thousands) in equity. The Company does not consolidate its equity interest in Entertainment Earth, LLC.

Co-Investment Relief

The Company has received exemptive relief that allows the Company to co-invest in certain transactions with certain affiliates of the Manager. The relief permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Manager and certain funds managed and controlled by the Manager and its affiliates, subject to certain terms and conditions. If the Subadvisers determine that an investment is not appropriate for us, the investment will not be allocated to us.

Note 4. Investments

As of June 30, 2025 and December 31, 2024, the composition of the Company’s investment portfolio at cost and fair value was as follows (dollar amounts in thousands):

	June 30, 2025
	Cost	Fair value	Percentage of Total Investments at Fair Value
First Lien Debt	$251,321	$254,016	99.87%
Equity Investments	367	341	0.13%
Total	$251,688	$254,357	100.00%

	December 31, 2024
	Cost	Fair value	Percentage of Total Investments at Fair Value
First Lien Debt	$209,254	$209,214	100.00%
Total	$209,254	$209,214	100.00%

As of June 30, 2025 and December 31, 2024, the industry composition of investments at fair value was as follows:

	June 30, 2025	December 31, 2024
Chemicals	11.29%	9.07%
Food Products	10.53%	6.81%
Commercial Services & Supplies	7.81%	8.04%
Construction & Engineering	7.72%	8.26%
Professional Services	7.01%	4.43%
Diversified Consumer Services	6.40%	7.94%
Containers & Packaging	6.00%	7.32%
Building Products	5.82%	7.13%
Health Care Providers & Services	5.01%	6.17%
Beverages	3.37%	4.23%
Software	3.03%	3.52%
Electronic Equipment, Instruments & Components	2.66%	3.37%
Trading Companies & Distributors	2.41%	3.42%
Auto Components	2.33%	2.82%
Business Services	2.31%	1.07%
Media	2.07%	4.12%
Technology Hardware, Storage & Peripherals	2.04%	— %
Health Care Equipment	1.95%	0.75%
Paper & Forest Products	1.93%	2.44%
IT Services	1.88%	2.18%
Household Products	1.84%	1.52%
Aerospace & Defense	1.47%	1.56%
IT Consulting & Other Services	0.90%	1.12%
Gas Utilities	0.72%	0.89%
Human Resource & Employment Services	0.70%	0.85%
Environmental & Facilities Services	0.43%	0.52%
Hotels, Restaurants & Leisure	0.20%	0.21%
Distributors	0.20%	0.24%
Total	100.00%	100.00%

As of June 30, 2025 and December 31, 2024, the geographic composition of investments at cost and fair value was as follows (dollar amounts in thousands):

	June 30, 2025
Country	Cost	Fair Value	% of Total Investments at Fair Value
United States	$225,902	$226,898	89.20%
United Kingdom	9,561	10,432	4.10%
France	6,343	6,649	2.61%
Spain	5,015	5,204	2.05%
Germany	3,451	3,746	1.47%
Australia	1,077	1,055	0.41%
Netherlands	339	373	0.15%
Total	$251,688	$254,357	100.00%

	December 31, 2024
Country	Cost	Fair Value	% of Total Investments at Fair Value
United States	$184,675	$185,168	88.51%
United Kingdom	9,618	9,601	4.59%
France	6,332	6,201	2.96%
Germany	3,735	3,626	1.73%
Spain	3,442	3,267	1.56%
Australia	1,114	1,024	0.49%
Netherlands	338	327	0.16%
Total	$209,254	$209,214	100.00%

As of June 30, 2025 and December 31, 2024, no loans in the portfolio were on non-accrual status.

As of June 30, 2025 and December 31, 2024, on a fair value basis, all performing debt investments bore interest at a floating rate.

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

The following is a summary of the inputs used as of June 30, 2025 and December 31, 2024 in valuing such financial instruments (dollar amounts in thousands):

	June 30, 2025
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$254,016	$254,016
Equity Investments	—	—	341	341
Cash Equivalents	118	—	—	118
Total	$118	$—	$254,357	$254,475
Unrealized appreciation (depreciation) on OTC forward foreign currency exchange contracts*	$—	$(1,986)	$—	$(1,986)

	December 31, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$209,214	$209,214
Cash Equivalents	19	—	—	19
Total	$19	$—	$209,214	$209,233
Unrealized appreciation (depreciation) on OTC forward foreign currency exchange contracts*	$—	$999	$—	$999

* Represents derivative instruments not reflected in the Schedule of Investments, which are recorded at the unrealized appreciation (depreciation) on the instrument.

The following table presents the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value (dollar amounts in thousands):

	Three Months Ended June 30, 2025
	Debt Investments	Equity Investments	Total
Fair value, beginning of period	$226,796	$—	$226,796
Purchases of investments	42,114	367	42,481
Proceeds from principal repayments	(16,595)	—	(16,595)
Payment-in-kind interest	162	—	162
Accretion of discount/amortization of premium	526	—	526
Net realized gain (loss)	(1,012)	—	(1,012)
Net change in unrealized appreciation (depreciation)	2,025	(26)	1,999
Fair value, end of period	$254,016	$341	$254,357
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2025	$2,025	$(26)	$1,999

	Six Months Ended June 30, 2025
	Debt Investments	Equity Investments	Total
Fair value, beginning of period	$209,214	$—	$209,214
Purchases of investments	71,070	367	71,437
Proceeds from principal repayments	(29,076)	—	(29,076)
Payment-in-kind interest	170	—	170
Accretion of discount/amortization of premium	911	—	911
Net realized gain (loss)	(1,008)	—	(1,008)
Net change in unrealized appreciation (depreciation)	2,735	(26)	2,709
Fair value, end of period	$254,016	$341	$254,357
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2025	$2,735	$(26)	$2,709

	First Lien Debt - Total Investments
	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Fair value, beginning of period	$112,454	$101,019
Purchases of investments	17,731	32,117
Proceeds from principal repayments	(814)	(3,686)
Accretion of discount/amortization of premium	125	291
Net realized gain (loss)	8	8
Net change in unrealized appreciation (depreciation)	160	(85)
Fair value, end of period	$129,664	$129,664
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2024	$160	$(85)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value (dollar amounts in thousands).

	Fair Value as of June 30, 2025(1)	Valuation Approach/ Methodology	Unobservable Input(s)	Range (Weighted Average)*	Directional Impact on Fair Value from Input Increase**
Assets:
First Lien Debt	$233,866	Income/Discounted Cash Flow	Discount Rate	7.92% - 14.30% (10.27%)	Decrease
Equity Investments	341	Market / Enterprise Value	EBITDA Multiple	6.5x - 7.5x (7.0x)	Increase
	$234,207

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

(1)
As of June 30, 2025, included within the fair value of Level 3 assets of $254,357 is an amount of $20,150 for which the Manager did not develop the unobservable inputs (examples include recent transaction prices).

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

Fair value of derivative instruments as of June 30, 2025 as presented in the Statements of Assets and Liabilities (dollar amounts in thousands):

Asset Derivatives			Liability Derivatives
Derivative not accounted for as hedging instruments, carried at fair value	Statement of Assets and Liabilities Location	Fair Value	Statement of Assets and Liabilities Location	Fair Value
Foreign exchange contracts	Unrealized appreciation on OTC forward foreign currency exchange contracts	$28	Unrealized depreciation on OTC forward foreign currency exchange contracts	$2,014

Fair value of derivative instruments as of December 31, 2024 as presented in the Statements of Assets and Liabilities (dollar amounts in thousands):

Asset Derivatives			Liability Derivatives
Derivative not accounted for as hedging instruments, carried at fair value	Statement of Assets and Liabilities Location	Fair Value	Statement of Assets and Liabilities Location	Fair Value
Foreign exchange contracts	Unrealized appreciation on OTC forward foreign currency exchange contracts	$1,006	Unrealized depreciation on OTC forward foreign currency exchange contracts	$7

The effects of derivative instruments on the Statements of Operations for the three and six months ended June 30, 2025 are as follows (dollar amounts in thousands):

Amount of Realized Gain (Loss) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Foreign exchange contracts	$(47)	$453
Total	$(47)	$453

Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Foreign exchange contracts	$(1,775)	$(2,985)
Total	$(1,775)	$(2,985)

The effects of derivative instruments on the Statements of Operations for the three and six months ended June 30, 2024 are as follows (dollar amounts in thousands):

Amount of Realized Gain (Loss) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Foreign exchange contracts	$73	$(71)
Total	$73	$(71)

Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Foreign exchange contracts	$41	$498
Total	$41	$498

For the three and six months ended June 30, 2025, the Company’s average volume of derivative activities is as follows (dollar amounts in thousands):

	Average Volume of Derivative Activities*
Derivative Contract Type	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Forward Foreign Currency Exchange Contracts - Sold (1)	24,539	24,399
Forward Foreign Currency Exchange Contracts - Purchased (1)	336	352

* Average volume is based on average quarter end balance as noted for the three and six months ended June 30, 2025.

(1) Value at Settlement Date

For the three and six months ended June 30, 2024, the Company’s average volume of derivative activities is as follows (dollar amounts in thousands):

	Average Volume of Derivative Activities*
Derivative Contract Type	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Forward Foreign Currency Exchange Contracts - Sold (1)	22,540	20,000
Forward Foreign Currency Exchange Contracts - Purchased (1)	8	5

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

Offsetting of OTC derivative assets and liabilities as of June 30, 2025 (dollar amounts in thousands):

Counterparty	Gross Amounts of Recognized Assets(1)	Gross Amounts of Recognized Liabilities(1)	Net Amounts of Recognized Assets/(Liabilities)	Collateral Pledged/(Received)(2)	Net Amount
Macquarie Bank Limited	$28	$(1,166)	$(1,138)	$—	$(1,138)
Nomura International plc	—	(848)	(848)	—	(848)
	$28	$(2,014)	$(1,986)	$—	$(1,986)

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

Financial Instruments disclosed but not carried at fair value

The following tables present the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2025 and December 31, 2024, and the level of each financial liability within the fair value hierarchy (dollar amounts in thousands):

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility	$95,750	$95,750	$94,150	$94,150

	June 30, 2025	December 31, 2024
Level 1	$—	$—
Level 2	—	—
Level 3	95,750	94,150
Total debt	$95,750	$94,150

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

The initial principal amount of the Revolving Credit Facility was $150 million. The Revolving Credit Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Revolving Credit Facility to up to $350 million. On January 17, 2025, the Company entered into an agreement to increase the aggregate commitments under the Revolving Credit Facility from $150 million to $175 million. The accordion feature of the Revolving Credit Facility allows the Company, under certain circumstances, to increase the aggregate commitments under the Revolving Credit Facility up to $350 million. All amounts outstanding under the Revolving Credit Facility must be repaid by the date that is five years after the closing date of the Revolving Credit Facility. As of June 30, 2025 and December 31, 2024, the Company had an aggregate amount of $95.8 million and $94.2 million of debt outstanding and the asset coverage ratio was 270.7% and 229.1%, respectively.

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

The Company’s debt obligations consisted of the following as of June 30, 2025 and December 31, 2024 (dollar amounts in thousands):

	June 30, 2025	December 31, 2024
Total Commitment	$175,000	$150,000
Amount Outstanding (1)	95,750	94,150
Unused Portion (2)	79,250	55,850
Amount Available (3)	83,106	52,607

(1)
Amount outstanding on the Statements of Assets and Liabilities are net of deferred financing costs.
(2)
The unused portion is the amount upon which commitment fees are based.
(3)
The amount available reflects any limitations related to the credit facility’s borrowing base.

The components of total interest expense were as follows (dollar amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowings interest expense	$1,589	$260	$3,150	$311
Facility unused fee	96	129	187	269
Amortization of financing costs and debt issuance costs	66	60	131	120
Total interest expense	$1,751	$449	$3,468	$700
Average debt borrowings	$94,028	$13,422	$93,667	$8,881
Average interest rates on borrowings	7.37%	7.66%	7.37%	6.93%

Senior Securities

The following is information about the Company’s senior securities as of the dates indicated in the below table (dollar amounts in thousands):

Class and Year	Total Amount Outstanding (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facility
June 30, 2025	$95,750	3	—	N/A
March 31, 2025	96,550	3	—	N/A
December 31, 2024	94,150	2	—	N/A

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

Note 7. Commitments and Contingencies

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which requires the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2025 and December 31, 2024, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $26,126 and $25,646 (dollar amounts in thousands), respectively.

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

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2025, the Company was not involved in any material legal proceedings.

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

As of June 30, 2025, the Company has 6,592,661, 492 and 498 of Class I, Class S and Class D Shares issued and outstanding, respectively, all of which is 89.4% owned by Pruco Life Insurance Company.

The following tables summarize transactions with respect to the Common Shares during the six months ended June 30, 2025 and 2024 (dollars in thousands except share amounts):

	June 30, 2025
	Class I			Class S		Class D
	Shares	Amount		Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	1,362,887	$33,913		—	$—	—	$—
Shares/gross proceeds from the private placements	—	—		—	—	—	—
Share transfers between classes	—	—		—	—	—	—
Reinvestment of distribution	352,799	8,770		28	1	30	1
Repurchased shares	(2)	—	*	—	—	—	—
Net Increase (decrease)	1,715,684	$42,683		28	$1	30	$1

	June 30, 2024
	Class I		Class S		Class D
	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	40,521	$1,003	—	$—	—	$—
Shares/gross proceeds from the private placements	—	—	—	—	—	—
Share transfers between classes	—	—	—	—	—	—
Reinvestment of distribution	200,836	4,974	55	1	57	1
Repurchased shares	—	—	—	—	—	—
Net Increase (decrease)	241,357	$5,977	55	$1	57	$1

* Less than $500

Net Asset Value per Share

The Company determines NAV for each class of Shares each month as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e., the prior month-end NAV). The following tables present each month-end NAV per share for Class I, Class S and Class D Common Shares during the six months ended June 30, 2025 and 2024:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2025	$24.93	$25.40	$25.39
February 28, 2025	24.94	25.42	25.41
March 31, 2025	24.95	25.43	25.42
April 30, 2025	24.71	25.20	25.18
May 31, 2025	24.74	25.24	25.21
June 30, 2025	24.78	25.29	25.25

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2024	$24.70	$25.14	$25.14
February 29, 2024	24.73	25.17	25.16
March 31, 2024	24.78	25.22	25.21
April 30, 2024	24.78	25.22	25.22
May 31, 2024	24.82	25.26	25.25
June 30, 2024	24.89	25.34	25.33

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

The Board authorizes and declares monthly distribution amounts per share of Class I, Class S and Class D Common Shares. The following tables summarize the Company’s distributions declared during the six months ended June 30, 2025 (dollar amounts in thousands except per share):

			Class I
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 28, 2025	January 31, 2025	February 27, 2025	$0.24000	$0.05226	$0.29226	$1,441
February 27, 2025	February 28, 2025	March 28, 2025	0.24000	0.03707	0.27707	1,396
March 27, 2025	March 31, 2025	April 29, 2025	0.24000	—	0.24000	1,405
April 28, 2025	April 30, 2025	May 29, 2025	0.24000	0.03607	0.27607	1,684
May 28, 2025	May 30, 2025	June 27, 2025	0.24000	0.03133	0.27133	1,732
June 26, 2025	June 30, 2025	July 30, 2025	0.24000	0.04233	0.28233	1,861

			Class S
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 28, 2025	January 31, 2025	February 27, 2025	$0.22177	$0.05261	$0.27438	$—	*
February 27, 2025	February 28, 2025	March 28, 2025	0.22177	0.03717	0.25894	—	*
March 27, 2025	March 31, 2025	April 29, 2025	0.22177	—	0.22177	—	*
April 28, 2025	April 30, 2025	May 29, 2025	0.22177	0.03632	0.25809	—	*
May 28, 2025	May 30, 2025	June 27, 2025	0.22177	0.03133	0.25310	—	*
June 26, 2025	June 30, 2025	July 30, 2025	0.22177	0.04247	0.26424	—	*

			Class D
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 28, 2025	January 31, 2025	February 27, 2025	$0.23485	$0.05238	$0.28723	$—	*
February 27, 2025	February 28, 2025	March 28, 2025	0.23485	0.03690	0.27175	—	*
March 27, 2025	March 31, 2025	April 29, 2025	0.23485	—	0.23485	—	*
April 28, 2025	April 30, 2025	May 29, 2025	0.23485	0.03595	0.27080	—	*
May 28, 2025	May 30, 2025	June 27, 2025	0.23485	0.03133	0.26618	—	*
June 26, 2025	June 30, 2025	July 30, 2025	0.23485	0.04217	0.27702	—	*

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of cash distributions on a U.S. GAAP basis that the Company has declared on Common Shares during the six months ended June 30, 2025 (dollar amounts in thousands except per share):

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.64	$9,519	$1.53	$1	$1.61	$1
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—

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

The Company commenced the share repurchase program during the first quarter of 2024. The following table presents the repurchases of Common Shares pursuant to the Company’s share repurchase plan for the six months ended June 30, 2025 (dollar amounts in thousands):

Repurchase Deadline Request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date (all classes)	Amount Repurchased (all classes) (2)		Maximum number of shares that may yet be purchased under the repurchase plan (3)
April 24, 2025	2	<1.00%	$24.95	March 31, 2025	$—	*	—

* Less than $500

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Amounts shown net of Early Repurchase Deduction.
(3)
All repurchase requests were satisfied in full.

During the six months ended June 30, 2024, no Common Share repurchases were completed by the Company.

Note 9. Financial Highlights

The following are the financial highlights for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended
	June 30, 2025	June 30, 2024
	Class I	Class I
Per Share Operating Performance:(1)
Net asset value, beginning of period	$24.93	$24.68
Income from investment operations:
Net investment income (loss)(2)	1.64	1.49
Net realized and unrealized gains (losses)	(0.15)	0.07
Net increase (decrease) in net investment operations	1.49	1.56
Distributions declared:
From net investment income	(1.64)	(1.35)
Total distributions declared	(1.64)	(1.35)
Total increase (decrease) in net assets	(0.15)	0.21
Net asset value, end of period	$24.78	$24.89
Total Return(3)	6.14%	6.47%
Ratios and supplemental data:
Net assets, end of period (000’s)	$163,389	$113,591
Average number of Common Shares outstanding, end of period	5,760,996	4,420,478
Ratio of gross expenses to average net assets(4)	9.14%	7.01%
Ratio of waivers to average net assets(4)	(3.69)%	(5.30)%
Ratio of net expenses to average net assets(4)(6)	5.45%	1.71%
Ratio of net investment income (loss) to average net assets(4)	13.46%	12.07%
Portfolio turnover rate(5)	11.88%	3.24%
Asset coverage ratio	270.67%	656.91%

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
(6)
Includes interest expense from the Revolving Credit Facility of 4.95% and 1.21% which is being excluded from the Company’s contractual waiver for the six months ended June 30, 2025 and 2024, respectively.

	For the Six Months Ended
	June 30, 2025	June 30, 2024
	Class S	Class S
Per Share Operating Performance:(1)
Net asset value, beginning of period	$25.40	$25.13
Income from investment operations:
Net investment income (loss)(2)	1.56	1.39
Net realized and unrealized gains (losses)	(0.14)	0.06
Net increase (decrease) in net investment operations	1.42	1.45
Distributions declared:
From net investment income	(1.53)	(1.24)
Total distributions declared	(1.53)	(1.24)
Total increase (decrease) in net assets	(0.11)	0.21
Net asset value, end of period	$25.29	$25.34
Total Return(3)	5.74%	5.90%
Ratios and supplemental data:
Net assets, end of period (000’s)	$12	$11
Average number of Common Shares outstanding, end of period	476	421
Ratio of gross expenses to average net assets(4)	399.31%	359.20%
Ratio of waivers to average net assets(4)	(393.04)%	(356.64)%
Ratio of net expenses to average net assets(4) (6)	6.27%	2.56%
Ratio of net investment income (loss) to average net assets(4)	12.37%	11.12%
Portfolio turnover rate(5)	11.88%	3.24%
Asset coverage ratio	270.67%	656.91%

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
(6)
Includes interest expense from the Revolving Credit Facility of 4.92% and 1.21% which is being excluded from the Company’s contractual waiver for the six months ended June 30, 2025 and 2024, respectively.

	For the Six Months Ended
	June 30, 2025	June 30, 2024
	Class D	Class D
Per Share Operating Performance:(1)
Net asset value, beginning of period	$25.38	$25.13
Income from investment operations:
Net investment income (loss)(2)	1.64	1.47
Net realized and unrealized gains (losses)	(0.16)	0.06
Net increase (decrease) in net investment operations	1.48	1.53
Distributions declared:
From net investment income	(1.61)	(1.33)
Total distributions declared	(1.61)	(1.33)
Total increase (decrease) in net assets	(0.13)	0.20
Net asset value, end of period	$25.25	$25.33
Total Return(3)	5.98%	6.21%
Ratios and supplemental data:
Net assets, end of period (000’s)	$13	$11
Average number of Common Shares outstanding, end of period	481	423
Ratio of gross expenses to average net assets(4)	637.48%	557.53%
Ratio of waivers to average net assets(4)	(631.81)%	(555.58)%
Ratio of net expenses to average net assets(4)(6)	5.67%	1.95%
Ratio of net investment income (loss) to average net assets(4)	12.98%	11.70%
Portfolio turnover rate(5)	11.88%	3.24%
Asset coverage ratio	270.67%	656.91%

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
(6)
Includes interest expense from the Revolving Credit Facility of 4.92% and 1.21% which is being excluded from the Company’s contractual waiver for the six months ended June 30, 2025 and 2024, respectively.

Note 10. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the financial statements as of June 30, 2025, except as discussed below.

On July 29, 2025, the Company declared a distribution of $0.28152 per Class I Share, $0.26602 per Class S Share, and $0.27637 per Class D Share, which is payable on August 28, 2025 to shareholders of record as of July 31, 2025.

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

Overview and Investment Framework

The Company is a recently organized, externally managed, non-diversified closed-end management investment company with limited operating history that has elected to be regulated as a BDC under the 1940 Act effective May 5, 2023. Formed as a Delaware statutory trust on March 21, 2022, we are externally managed by the Manager. The Manager has delegated to the Subadvisers responsibility for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring the Company’s portfolio on an ongoing basis. The Company also elected to be treated, and intends to qualify each taxable year, as a RIC under Subchapter M of the Code.

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

Expenses

Except as specifically provided below, all investment professionals and staff of the Manager and the Subadvisers, when and to the extent engaged in providing investment advisory services and subadvisory services to the Company and the base compensation, bonus and benefits, of such personnel allocable to such services, will be provided and paid for by the Manager or Subadviser, as applicable.

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

Portfolio and Investment Activity

For the three months ended June 30, 2025 and 2024, we acquired $43.7 million and $18.9 million, respectively, aggregate principal amount of investments (including $1.0 million and $3.1 million, respectively, of unfunded commitments), all of which was first lien debt.

For the six months ended June 30, 2025 and 2024, we acquired $74.7 million and $32.4 million, respectively, aggregate principal amount of investments (including $6.7 million and $4.1 million, respectively, of unfunded commitments), all of which was first lien debt.

The Company’s portfolio and investment activity for the three and six months ended June 30, 2025 and 2024 are presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	Three Months Ended June 30, 2025
	Debt Investments	Equity Investments	Total
Total Investments, beginning of period	$226,126	$—	$226,126
Purchases of investments	42,114	367	42,481
Proceeds from principal repayment of investments	(16,595)	—	(16,595)
Payment-in-kind interest	162	—	162
Amortization or accretion of discount on investments	526	—	526
Net realized gain (loss) on investments	(1,012)	—	(1,012)
Total investments, end of period	$251,321	$367	$251,688

Number of Portfolio Companies	57	1	58

	Six Months Ended June 30, 2025
	Debt Investments	Equity Investments	Total
Total Investments, beginning of period	$209,254	$—	$209,254
Purchases of investments	71,070	367	71,437
Proceeds from principal repayment of investments	(29,076)	—	(29,076)
Payment-in-kind interest	170	—	170
Amortization or accretion of discount on investments	911	—	911
Net realized gain (loss) on investments	(1,008)	—	(1,008)
Total investments, end of period	$251,321	$367	$251,688

Number of Portfolio Companies	57	1	58

	First Lien Debt - Total Investments
	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Total Investments, beginning of period	$112,268	$100,588
Purchases of investments	17,731	32,117
Proceeds from principal repayment of investments	(814)	(3,686)
Amortization or accretion of discount on investments	125	291
Net realized gain (loss) on investments	8	8
Total investments, end of period	$129,318	$129,318

Number of Portfolio Companies	40	40

The weighted average yields of the Company’s investments as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at cost (1)	10.70%	11.11%
Weighted average yield on debt and income producing investments, at fair value (1) (2)	10.58%	11.11%
Percentage of debt investments bearing a floating rate (2)	100.00%	100.00%
Percentage of debt investments bearing a fixed rate (2)	0.00%	0.00%

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
(2)
Measured on a fair value basis and excludes investments on non-accrual status, if any.

The Company’s investments as of June 30, 2025 and December 31, 2024 consisted of the following (dollar amounts in thousands):

	June 30, 2025
	Cost	Fair value	Percentage of Total Investments at Fair Value
First Lien Debt	$251,321	$254,016	99.87%
Equity Investments	367	341	0.13%
Total	$251,688	$254,357	100.00%

Largest portfolio company investment	$11,879	$11,896	4.68%
Average portfolio company investment	$4,266	$4,311	1.69%

	December 31, 2024
	Cost	Fair value	Percentage of Total Investments at Fair Value
First Lien Debt	$209,254	$209,214	100.00%
Total	$209,254	$209,214	100.00%

Largest portfolio company investment	$11,761	$11,816	5.65%
Average portfolio company investment	$3,875	$3,874	1.85%

Results of Operations

Operating results for the three and six months ended June 30, 2025 and 2024 were as follows (dollar amounts in thousands):

	For the Three Months Ended				For the Six Months Ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
Investment income
From non-controlled/non-affiliated investments:
Interest income	$6,619		$3,768		$12,753		$7,231
Dividend income	47		58		47		178
Fee income	159		50		265		109
Payment-in-kind	112		—		120		—
From controlled/affiliated investments:
Interest income	—	(*)	—		—	(*)	—
Dividend Income	—		3		30		3
Payment-in-kind	28		—		28		—
Total investment income	6,965		3,879		13,243		7,521

Expenses
Interest expense	1,751		449		3,468		700
Income based incentive fees	507		218		955		438
Capital gains incentive fees	(90)		35		(95)		69
Management fees	491		349		897		685
Professional fees	358		821		673		1,396
Custodian and accounting fees	66		84		131		151
Transfer agent’s fees and expenses(**)	54		41		106		69
Trustees’ fees	51		52		102		99
Shareholders’ reports	78		44		113		70
Blue sky fees	—		—		—		90
Pricing fees	13		25		25		52
Servicing and distribution fees	—	(*)	—	(*)	—	(*)	—	(*)
Other general & administrative	43		26		89		54
Total expenses	3,322		2,144		6,464		3,873
Expense reimbursement	(474)		(953)		(887)		(1,748)
Incentive fees waived	(417)		(253)		(860)		(507)
Management fees waived	(491)		(349)		(897)		(685)
Net expenses	1,940		589		3,820		933
Net investment income (loss)	5,025		3,290		9,423		6,588

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled/non-affiliated transactions	(1,012)		8		(1,008)		8
Forward foreign currency contracts transactions	(47)		73		453		(71)
Foreign currency transactions	106		(4)		2		5
Net realized gain (loss)	(953)		77		(553)		(58)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	2,025		160		2,735		(85)
Controlled/affiliated investments	(26)		—		(26)		—
Forward foreign currency contracts	(1,775)		41		(2,985)		498
Foreign currency	3		3		68		—	(*)
Net change in unrealized appreciation (depreciation)	227		204		(208)		413
Net realized and change in unrealized gain (loss)	(726)		281		(761)		355
Net increase (decrease) in net assets resulting from operations	$4,299		$3,571		$8,662		$6,943

(*) Less than $500

(**) For the three and six months ended June 30, 2025 and 2024, $13 and $23, respectively, of affiliated expenses were included. For the three and six months ended June 30, 2024, $7 and $13, respectively, of affiliated expenses were included.

Investment Income

For the three and six months ended June 30, 2025, investment income was $6.9 million and $13.2 million, respectively, all of which was attributable to interest and fees on our debt investments, dividend income, PIK and fee income. The increase in investment income from the three and six months ended June 30, 2024 was primarily due to an increase of $43.7 million and $74.7 million, respectively, aggregate principal amount of new investments acquired during the period.

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

Expenses

Total expenses before expense reimbursement and incentive and management fee waivers for the three and six months ended June 30, 2025 were $3.3 million and $6.4 million, respectively, consisting primarily of professional fees, income based incentive fees, capital gains incentive fees, management fees, custodian and accounting fees, trustees’ fees, transfer agent’s fees and expenses, interest expense, pricing fees, shareholder’s reports, and other general and administrative fees. The increase in total expenses from the three and six months ended June 30, 2024 was primarily related to an increase in interest expenses, professional fees, management fees and income based incentive fees due to an increased cost of servicing a larger investment portfolio.

Total expenses before expense reimbursement and incentive and management fee waivers for the three and six months ended June 30, 2024 were $2.1 million and $3.9 million, respectively, consisting primarily of professional fees, income based incentive fees, capital gains incentive fees, blue sky fees, management fees, custodian and accounting fees, trustees’ fees, transfer agent’s fees and expenses, interest expense, pricing fees, shareholder’s reports, and other general and administrative fees. The increase in total expenses from the three and six months ended June 30, 2024 was primarily related to an increase in professional fees, interest expenses, management fees and income based incentive fees due to an increased cost of servicing a larger investment portfolio.

The expense reimbursement amount represents the amount of expenses waived by the Manager in accordance with the Expense Limitation and Reimbursement Agreement.

For the three and six months ended June 30, 2025, the Company accrued income based incentive fees of $507 thousand and $955 thousand, respectively, all of which were subject to waiver by the Manager. For the three and six months ended June 30, 2024, the Company accrued income based incentive fees of $218 thousand and $438 thousand, respectively, all of which were subject to waiver by the Manager. As of June 30, 2025, there were no income based incentive fees payable by the Company.

For the three and six months ended June 30, 2025, the Company accrued capital gains incentive fees of $(90) thousand and $(95) thousand, respectively, all of which were subject to waiver by the Manager. For the three and six months ended June 30, 2024, the Company accrued capital gains incentive fees of $35 thousand and $69 thousand, respectively, all of which were subject to waiver by the Manager. As of June 30, 2025, there were no capital gains incentive fees payable by the Company.

For the three and six months ended June 30, 2025, the Company accrued management fees of $491 thousand and $897 thousand, respectively, all of which were subject to waiver by the Manager. For the three and six months ended June 30, 2024, the Company accrued management fees of $349 thousand and $685 thousand, respectively, all of which were subject to waiver by the Manager. As of June 30, 2025, there were no management fees payable by the Company.

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

For the three and six months ended June 30, 2025 and 2024, the Company did not incur any excise tax expense.

Net realized gain (loss) and Net change in unrealized appreciation (depreciation)

For the three and six months ended June 30, 2025, the Company reported realized gains from foreign currency transactions of $106 thousand and $2 thousand, respectively, primarily as a result of fluctuations in the foreign currency. For the three and six months ended June 30, 2025, the Company reported realized gains (losses) from forward foreign currency contracts of $(47) thousand and $453 thousand, respectively. For the three and six months ended June 30, 2025, the Company reported realized losses from non-controlled/non-affiliated investments transactions of $(1.0) million and $(1.0) million, respectively.

For the three and six months ended June 30, 2024, the Company reported realized gains (losses) from foreign currency transactions of $(4) thousand and $5 thousand, respectively, primarily as a result of fluctuations in the foreign currency. For the three and six months ended June 30, 2024, the Company reported realized gains (losses) from forward foreign currency contracts of $73 thousand and $(71) thousand, respectively. For the three and six months ended June 30, 2024, the Company reported realized gains from non-controlled/non-affiliated investments transactions of $8 thousand and $8 thousand, respectively.

For the three and six months ended June 30, 2025, the Company reported unrealized appreciation from foreign currency of $3 thousand and $68 thousand, respectively. For the three and six months ended June 30, 2025, the Company reported unrealized depreciation from forward foreign currency contracts of $(1.8) million and $(3.0) million, respectively. For the three and six months ended June 30, 2025, the Company reported unrealized appreciation from investments transactions of $2.0 million and $2.7 million, respectively, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.

For the three and six months ended June 30, 2024, the Company reported unrealized appreciation (depreciation) from foreign currency of $3 thousand and less than $(500), respectively. For the three and six months ended June 30, 2024, the Company reported unrealized appreciation from forward foreign currency contracts of $41 thousand and $498 thousand, respectively. For the three and six months ended June 30, 2024, the Company reported unrealized appreciation (depreciation) from investments transactions of $160 thousand and $(85) thousand, respectively, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.

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

The Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to Common Shares if asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On November 8, 2022, the Company’s sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. In addition, while any senior securities remain outstanding, the Company will be required to make provisions to prohibit any dividend distribution to shareholders or the repurchase of such securities or shares unless the Company meets the applicable asset coverage ratios at the time of the dividend distribution or repurchase. The Company also may be permitted to borrow amounts up to 5% of the value of the total assets for temporary or emergency purposes, which borrowings would not be considered senior securities. As of June 30, 2025 and December 31, 2024, the Company had an aggregate amount of $95.8 million and $94.2 million of debt securities outstanding and the asset coverage ratio was 270.7% and 229.1%, respectively.

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

As of June 30, 2025, the Company had $5.8 million in cash and cash equivalents, including foreign currency. During the six months ended June 30, 2025, cash used in operating activities was $34.6 million, primarily as a result of purchasing portfolio investments of $71.4 million, partially offset by proceeds from repayment of investments of $29.0 million. Cash provided by financing activities was $35.2 million, primarily as a result of dividends paid in cash and borrowings under the Revolving Credit Facility.

As of June 30, 2024, the Company had $4.0 million in cash and cash equivalents, including foreign currency. During the six months ended June 30, 2024, cash used in operating activities was $21.6 million, primarily as a result of purchasing portfolio investments of $32.1 million, partially offset by proceeds from repayment of investments of $3.6 million. Cash provided by financing activities was $9.3 million, primarily as a result of proceeds from issuance of Common shares, dividends paid in cash and borrowings under the Revolving Credit Facility.

Equity

The following table summarizes transactions with respect to the Common Shares for the three and six months ended June 30, 2025 (dollars in thousands except share amounts):

	For the three months ended June 30, 2025
	Class I			Class S		Class D
	Shares	Amount		Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	549,705	$13,633		—	$—	—	$—
Shares/gross proceeds from the private placements	—	—		—	—	—	—
Share transfers between classes	—	—		—	—	—	—
Reinvestment of distribution	187,649	4,652		13	1	15	1
Repurchased shares	(2)	—	*	—	—	—	—
Net Increase (decrease)	737,352	$18,285		13	$1	15	$1

(*) Less than $500

	For the six months ended June 30, 2025
	Class I			Class S		Class D
	Shares	Amount		Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	1,362,887	$33,913		—	$—	—	$—
Shares/gross proceeds from the private placements	—	—		—	—	—	—
Share transfers between classes	—	—		—	—	—	—
Reinvestment of distribution	352,799	8,770		28	1	30	1
Repurchased shares	(2)	—	*	—	—	—	—
Net Increase (decrease)	1,715,684	$42,683		28	$1	30	$1

(*) Less than $500

Distributions

The following tables summarize the Company’s distributions declared and payable for the six months ended June 30, 2025 (dollars in thousands except per share amounts) by share class:

			Class I
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 28, 2025	January 31, 2025	February 27, 2025	$0.24000	$0.05226	$0.29226	$1,441
February 27, 2025	February 28, 2025	March 28, 2025	0.24000	0.03707	0.27707	1,396
March 27, 2025	March 31, 2025	April 29, 2025	0.24000	—	0.24000	1,405
April 28, 2025	April 30, 2025	May 29, 2025	0.24000	0.03607	0.27607	1,684
May 28, 2025	May 30, 2025	June 27, 2025	0.24000	0.03133	0.27133	1,732
June 26, 2025	June 30, 2025	July 30, 2025	0.24000	0.04233	0.28233	1,861

			Class S
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 28, 2025	January 31, 2025	February 27, 2025	$0.22177	$0.05261	$0.27438	$—	*
February 27, 2025	February 28, 2025	March 28, 2025	0.22177	0.03717	0.25894	—	*
March 27, 2025	March 31, 2025	April 29, 2025	0.22177	—	0.22177	—	*
April 28, 2025	April 30, 2025	May 29, 2025	0.22177	0.03632	0.25809	—	*
May 28, 2025	May 30, 2025	June 27, 2025	0.22177	0.03133	0.25310	—	*
June 26, 2025	June 30, 2025	July 30, 2025	0.22177	0.04247	0.26424	—	*

			Class D
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 28, 2025	January 31, 2025	February 27, 2025	$0.23485	$0.05238	$0.28723	$—	*
February 27, 2025	February 28, 2025	March 28, 2025	0.23485	0.03690	0.27175	—	*
March 27, 2025	March 31, 2025	April 29, 2025	0.23485	—	0.23485	—	*
April 28, 2025	April 30, 2025	May 29, 2025	0.23485	0.03595	0.27080	—	*
May 28, 2025	May 30, 2025	June 27, 2025	0.23485	0.03133	0.26618	—	*
June 26, 2025	June 30, 2025	July 30, 2025	0.23485	0.04217	0.27702	—	*

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

The following table presents the repurchases of Common Shares pursuant to the Company’s share repurchase plan for the six months ended June 30, 2025 (dollar amounts in thousands):

Repurchase Deadline Request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date (all classes)	Amount Repurchased (all classes) (2)		Maximum number of shares that may yet be purchased under the repurchase plan (3)
April 24, 2025	2	<1.00%	$24.95	March 31, 2025	$—	*	—

* Less than $500

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Amounts shown net of Early Repurchase Deduction.
(3)
All repurchase requests were satisfied in full.

During the six months ended June 30, 2024, no Common Share repurchases were completed by the Company.

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

The following table presents outstanding borrowings as of June 30, 2025 (dollar amounts in thousands):

	June 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
Revolving Credit Facility	$175,000	$95,750	$95,750	$79,250	$83,106
Total	$175,000	$95,750	$95,750	$79,250	$83,106

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

On July 29, 2025, the Company declared a distribution of $0.28152 per Class I Share, $0.26602 per Class S Share, and $0.27637 per Class D Share, which is payable on August 28, 2025 to shareholders of record as of July 31, 2025.

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

Based on the Statement of Assets and Liabilities as of June 30, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in investment (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$7,723	$(2,873)	$4,850
Up 200 basis points	5,149	(1,915)	3,234
Up 100 basis points	2,574	(958)	1,616
Down 100 basis points	(2,574)	958	(1,616)
Down 200 basis points	(5,017)	1,915	(3,102)

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

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company commenced the share repurchase program during the first quarter of 2024. The following table presents the repurchases of Common Shares pursuant to the Company’s share repurchase plan for the six months ended June 30, 2025 (dollar amounts in thousands):

Repurchase Deadline Request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date (all classes)	Amount Repurchased (all classes) (2)		Maximum number of shares that may yet be purchased under the repurchase plan (3)
April 24, 2025	2	<1.00%	$24.95	March 31, 2025	$—	*	—

* Less than $500

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Amounts shown net of Early Repurchase Deduction.
(3)
All repurchase requests were satisfied in full.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025 none of our trustees or officers (as defined in Rule 16a-1-(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Fourth Amended and Restated Agreement and Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 30, 2025)
3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 30, 2025)
10.1

Second Amended and Restated Management Agreement between PGIM Private Credit Fund and PGIM Investments LLC, dated April 30, 2025 (incorporated by reference to Exhibit (g)(1) to the Company's Registration Statement on Form N-2, filed on April 30, 2025)

10.2	Third Amended and Restated Management Agreement between PGIM Private Credit Fund and PGIM Investments LLC, dated July 11, 2025*
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

PGIM PRIVATE CREDIT FUND

Date: August 13, 2025	By:	/s/ Stuart S. Parker
	Name:	Stuart S. Parker
	Title:	President and Principal Executive Officer (Authorized Signatory)

Date: August 13, 2025	By:	/s/ Christian J. Kelly
	Name:	Christian J. Kelly
	Title:	Chief Financial Officer (Principal Financial Officer)