Form 10-Q
period 2025-09-30
PGIM Private Credit Fund
filed 2025-11-13
CIK 1923622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

The number of shares of Registrant’s common shares of beneficial interest, $0.001 par value per share, outstanding as of November 12, 2025 was 7,696,574, 3,045 and 520 of Class I, Class S and Class D, respectively.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements about PGIM Private Credit Fund’s (together, with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) business, including, in particular, statements about the Company’s plans, strategies and objectives. You can generally identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include the Company’s plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond the Company’s control. Although the Company believes the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and the Company’s actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by the Company or any other person that the Company’s objectives and plans, which the Company considers to be reasonable, will be achieved. These risks, uncertainties and other factors include, without limitation:

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

Item 1. Financial Statements

PGIM Private Credit Fund

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $255,563 and $209,254, respectively)(1)	$258,842	$209,214
Controlled/affiliated investments (cost of $1,730 and $0, respectively)	1,870	—
Cash and cash equivalents	3,532	3,742
Foreign currency, at value (cost of $1,809 and $1,417, respectively)	1,796	1,383
Interest receivable from non-controlled/non-affiliated investments	2,146	1,064
Dividends receivable from non-controlled/non-affiliated investments	6	—
Deferred financing costs	824	918
Receivable for investments sold	310	33
Unrealized appreciation on OTC forward foreign currency exchange contracts	21	1,006
Due from manager	890	400
Prepaid expenses	15	22
Total assets	$270,252	$217,782

LIABILITIES
Debt (Note 6)	83,250	94,150
Distribution payable (Note 8)	2,033	1,311
Unrealized depreciation on OTC forward foreign currency exchange contracts	1,703	7
Professional fees payable	146	200
Pricing fees payable	1	29
Interest payable	177	247
Custodian and accounting fees payable	129	172
Transfer agent’s fees payable	26	16
Affiliated transfer agent’s fees payable	8	4
Trustees' fees payable	3	—
Accrued expense and other liabilities	21	58
Total liabilities	$87,497	$96,194

Commitments and contingencies (Note 7)

NET ASSETS
Common Shares, $0.001 par value (unlimited shares authorized; 7,359,864 and 4,877,909 shares issued and outstanding, respectively)	7	5
Paid in capital in excess of par	181,952	120,294
Total distributable earnings/(accumulated losses)	796	1,289
Total net assets	$182,755	$121,588
Total liabilities and net assets	$270,252	$217,782
NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$182,678	$121,564
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	7,356,824	4,876,977
Net asset value per share	$24.83	$24.93

Class S Shares:
Net assets	$64	$12
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	2,526	464
Net asset value per share	$25.36	$25.40

Class D Shares:
Net assets	$13	$12
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	514	468
Net asset value per share	$25.31	$25.38

(1) Includes fair value of unfunded loan commitments which are disclosed in footnote seven within the Consolidated Schedule of Investments and Note 7. Commitments and Contingencies.

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Statements of Operations

(in thousands)

(Unaudited)

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
Investment income
From non-controlled/non-affiliated investments:
Interest income	$6,703		$4,903		$19,456		$12,134
Dividend income	47		4		94		182
Fee income	57		68		322		177
Payment-in-kind	225		—		345		—
From controlled/affiliated investments:
Interest income	33		—		33		—
Dividend Income	—		19		30		22
Payment-in-kind	—		—		28		—
Total investment income	7,065		4,994		20,308		12,515

Expenses
Interest expense	1,640		992		5,108		1,692
Professional fees	1,006		373		1,679		1,769
Management fees (Note 3)	550		364		1,447		1,049
Income based incentive fees (Note 3)	336		254		1,291		692
Capital gains incentive fees (Note 3)	127		(3)		32		66
Transfer agent’s fees and expenses (Note 3)(**)	113		69		219		138
Shareholders’ reports	95		34		208		104
Custodian and accounting fees	66		87		197		238
Trustees’ fees	52		54		154		153
Blue sky fees	—		—		—		90
Pricing fees	12		27		37		79
Servicing and distribution fees	—	(*)	—	(*)	—	(*)	—	(*)
Other general & administrative	192		11		281		65
Total expenses	4,189		2,262		10,653		6,135
Expense reimbursement (Note 3)	(1,323)		(511)		(2,210)		(2,259)
Incentive fees waived (Note 3)	(463)		(251)		(1,323)		(758)
Management fees waived (Note 3)	(550)		(364)		(1,447)		(1,049)
Net expenses	1,853		1,136		5,673		2,069
Net investment income (loss)	5,212		3,858		14,635		10,446

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled/non-affiliated transactions	13		8		(995)		16
Forward foreign currency contracts transactions	(48)		16		405		(55)
Foreign currency transactions	46		3		48		8
Net realized gain (loss)	11		27		(542)		(31)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	584		896		3,319		811
Controlled/affiliated investments	166		—		140		—
Forward foreign currency contracts	304		(979)		(2,681)		(481)
Foreign currency	(47)		29		21		29
Net change in unrealized appreciation (depreciation)	1,007		(54)		799		359
Net realized and change in unrealized gain (loss)	1,018		(27)		257		328
Net increase (decrease) in net assets resulting from operations	$6,230		$3,831		$14,892		$10,774

(*) Less than $500

(**) For the three and nine months ended September 30, 2025, $12 and $35, respectively, of affiliated expenses were included. For the three and nine months ended September 30, 2024, $6 and $19, respectively, of affiliated expenses were included.

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Statements of Changes in Net Assets

(in thousands)

(Unaudited)

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2025		September 30, 2024		September 30, 2025	September 30, 2024
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$5,212		$3,858		$14,635	$10,446
Net realized gain (loss)	11		27		(542)	(31)
Net change in unrealized appreciation (depreciation)	1,007		(54)		799	359
Net increase (decrease) in net assets resulting from operations	6,230		3,831		14,892	10,774

Distributions to common shareholders
Class I	(5,862)		(3,464)		(15,381)	(9,470)
Class S	(2)		—	(*)	(3)	(1)
Class D	—	(*)	—	(*)	(1)	(1)
Net decrease in net assets resulting from distributions	(5,864)		(3,464)		(15,385)	(9,472)

Share transactions
Class I:
Proceeds from shares sold	13,988		75		47,901	1,078
Repurchased shares	(296)		—		(296)	—
Distributions reinvested	5,232		3,093		14,002	8,067
Class S:
Proceeds from shares sold	50		—		50	—
Distributions reinvested	1		1		2	2
Class D:
Distributions reinvested	—		1		1	2
Net increase (decrease) from share transactions	18,975		3,170		61,660	9,149
Total increase (decrease) in net assets	19,341		3,537		61,167	10,451
Net Assets, beginning of period	163,414		113,613		121,588	106,699
Net Assets, end of period	$182,755		$117,150		$182,755	$117,150

(*) Less than $500

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$14,892	$10,774
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(3,459)	(811)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	2,681	481
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(21)	(29)
Net realized (gain) loss on investments	995	(16)
Payment-in-kind interest capitalized	(398)	—
Net accretion of discount and amortization of premium	(1,277)	(561)
Amortization of deferred financing costs	199	180
Purchases of investments	(83,240)	(78,447)
Proceeds from principal repayments	35,881	7,990
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(1,082)	(1,159)
Dividends receivable from non-controlled/non-affiliated investments	(6)	—
Receivable for investments sold	(277)	(182)
Due from Manager	(490)	978
Prepaid expenses	7	8
Payable for investments purchased	—	69
Professional fees payable	(54)	(950)
Pricing fees payable	(28)	(105)
Trustees' fees payable	3	—
Interest payable	(70)	124
Custodian and accounting fees payable	(43)	170
Transfer agent’s fees payable	10	(14)
Affiliated transfer agent’s fees payable	4	2
Accrued expenses and other liabilities	(37)	102
Net cash provided by (used in) operating activities	(35,810)	(61,396)

Cash flows from financing activities:
Borrowings of debt	44,100	84,100
Repayments of debt	(55,000)	(15,700)
Deferred financing costs paid	(105)	—
Proceeds from issuance of Common Shares	47,951	1,078
Repurchased shares	(296)	—
Distributions paid in cash	(658)	(12,107)
Net cash provided by (used in) financing activities	35,992	57,371

Net increase (decrease) in cash and cash equivalents, including foreign currency	182	(4,025)
Effect of foreign exchange rate changes on cash and cash equivalents	21	29
Cash and cash equivalents, beginning of period	5,125	16,278
Cash and cash equivalents, end of period, including foreign currency	$5,328	$12,282
Supplemental information and non-cash activities:
Interest paid during the period	$4,979	$1,388
Distribution payable	$2,033	$1,387
Issuance of Common Shares in connection with distribution reinvestment plan	$14,005	$8,071
Non-cash purchases of investments	$1,703	$—
Non-cash sales of investments	$(1,703)	$—

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Schedule of Investments

September 30, 2025

(in thousands)

(Unaudited)

Investments(1)	Reference Rate and Spread (2)			Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt(4) (5)
Aerospace & Defense
Nayak Aircraft Services Holdings GmbH (Germany) (7)	3M	E +	4.75%	6.75%	1/16/2030	EUR	3,246	$3,471	$3,752	2.05%
Nayak Aircraft Services Holdings GmbH (Delayed Draw) (Germany) (6)(7)	3M	E +	4.75%	6.75%	1/16/2030	EUR	877	(15)	(16)	(0.01)
								3,456	3,736	2.04
Auto Components
ACS Industries, Inc.	1M	S +	5.35%	9.51%	11/26/2030		5,947	5,855	5,926	3.24
								5,855	5,926	3.24
Beverages
Cold Spring Brewing Company	1M	S +	4.75%	8.90%	12/10/2030		5,428	5,380	5,428	2.97
Suja Merger Sub, LLC (8)	3M	S +	5.65%	9.65%	8/23/2029		2,918	2,896	2,893	1.58
								8,276	8,321	4.55
Building Products
The Wells Companies, Inc	1M	S +	5.75%	9.91%	4/02/2029		11,867	11,581	11,625	6.36
Titan Home Improvement, LLC	3M	S +	4.75%	8.95%	5/31/2030		3,133	3,080	3,106	1.70
Titan Home Improvement, LLC (Delayed Draw) (6)	3M	S +	4.75%	8.95%	5/31/2030		593	(5)	(5)	—
Titan Home Improvement, LLC (Revolver) (6)	3M	S +	4.75%	8.95%	5/31/2030		520	(8)	(4)	—
								14,648	14,722	8.06
Business Services
Universal GEM Gaming, LLC	3M	S +	6.00%	10.00%	3/13/2031		5,970	5,861	5,914	3.24
								5,861	5,914	3.24
Chemicals
AgroFresh, Inc.	1M	E +	7.00%	8.91%	3/31/2029	EUR	795	845	922	0.50
AgroFresh, Inc.	1M	S +	6.35%	10.51%	3/31/2029		5,711	5,601	5,644	3.09
AgroFresh, Inc. (Revolver)	1M	S +	6.35%	10.51%	3/31/2028		566	557	559	0.31
Airedale Newco Limited (United Kingdom) (7)	3M	SN +	6.50%	10.47%	12/21/2028	GBP	4,483	5,585	5,908	3.23
Airedale Newco Limited (Revolver) (United Kingdom) (6)(7)	3M	SN +	6.50%	10.47%	12/21/2028	GBP	781	(20)	(21)	(0.01)
CM2, Inc.	1M	S +	6.00%	10.13%	4/01/2030		8,955	8,769	8,911	4.88
Kandelium Group GmbH (France) (7)	6M	S +	6.50%	10.37%	11/22/2030		1,926	1,879	1,899	1.04
Kandelium Group GmbH (France) (7)	6M	E +	5.75%	7.87%	11/22/2030	EUR	3,024	3,214	3,480	1.90
Kandelium Group GmbH (Delayed Draw) (France) (7)	6M	S +	6.50%	10.37%	11/22/2030		1,284	1,255	1,266	0.69
								27,685	28,568	15.63
Commercial Services & Supplies
CI (MG) Group, LLC	3M	S +	5.50%	9.50%	3/27/2030		5,657	5,579	5,656	3.10
CI (MG) Group, LLC (Delayed Draw) (6)	3M	S +	5.50%	9.50%	3/27/2030		2,666	325	345	0.19
CI (MG) Group, LLC (Revolver) (6)	3M	S +	5.50%	9.50%	3/27/2030		638	298	306	0.17
HEF Safety Ultimate Holdings, LLC	6M	S +	5.25%	9.42%	11/19/2029		2,030	1,991	2,024	1.11
HEF Safety Ultimate Holdings, LLC (Delayed Draw) (6)	6M	S +	5.25%	9.42%	11/19/2029		562	303	307	0.17
HEF Safety Ultimate Holdings, LLC (Revolver) (6)	6M	S +	5.25%	9.42%	11/19/2029		297	16	21	0.01
Nationwide Acquisition, LLC	3M	S +	5.50%	9.50%	10/01/2029		8,109	7,979	8,122	4.44
Nationwide Acquisition, LLC	3M	S +	5.50%	9.50%	10/01/2029		99	98	100	0.05
Nationwide Acquisition, LLC (Delayed Draw)	3M	S +	5.50%	9.50%	10/01/2029		2,223	2,199	2,226	1.22
Nationwide Acquisition, LLC (Revolver) (6)	3M	S +	5.50%	9.50%	10/01/2029		1,576	(25)	—	—
ZircoData Holdings Pty Ltd (Australia) (7)(8)	3M	B +	8.00%	12.36% (incl. 0.75% PIK)	5/03/2026	AUD	1,588	1,059	1,042	0.57
								19,822	20,149	11.03

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Schedule of Investments (continued)

September 30, 2025

(in thousands)

(Unaudited)

Investments(1)	Reference Rate and Spread (2)			Interest Rate(2)	Maturity Date	Par Amount/ Units	Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated (continued)
Construction & Engineering
ADB Companies, LLC (8)	3M	S +	6.76%	11.76% (incl. 1.00% PIK)	7/07/2026	2,252	$2,248	$2,230	1.22%
ADB Companies, LLC	3M	S +	6.50%	12.07% (incl. 1.00% PIK)	7/07/2026	432	431	428	0.23
APS Acquisition Holdings, LLC	3M	S +	5.50%	9.50%	7/11/2029	2,641	2,601	2,609	1.43
APS Acquisition Holdings, LLC (Delayed Draw) (6)	3M	S +	5.50%	9.50%	7/11/2029	943	203	200	0.11
APS Acquisition Holdings, LLC (Revolver) (6)	3M	S +	5.50%	9.50%	7/11/2029	472	(7)	(6)	—
Capital Construction, LLC	1M	S +	5.85%	10.13%	10/22/2026	908	902	897	0.49
Capital Construction, LLC (Delayed Draw)	1M	S +	5.85%	10.13%	10/22/2026	1,231	1,222	1,216	0.67
Capital Construction, LLC (Revolver) (6)	1M	S +	5.85%	10.13%	10/22/2026	222	(2)	(3)	—
Full Circle Fiber Operating LLC	3M	S +	7.15%	11.15%	12/16/2027	5,530	5,465	5,394	2.95
TriplePoint Acquisition Holdings LLC	3M	S +	5.25%	9.25%	5/31/2029	4,422	4,356	4,419	2.42
TriplePoint Acquisition Holdings LLC	3M	S +	5.25%	9.25%	5/31/2029	2,347	2,305	2,346	1.28
TriplePoint Acquisition Holdings LLC (Delayed Draw) (6)	3M	S +	5.25%	9.25%	5/31/2029	1,119	(8)	(1)	—
TriplePoint Acquisition Holdings LLC (Revolver) (6)	3M	S +	5.25%	9.25%	5/31/2029	1,066	(17)	—	—
							19,699	19,729	10.80
Containers & Packaging
Close The Loop Group USA, Inc.	3M	S +	8.15%	12.15%	10/26/2029	2,653	2,612	2,636	1.44
Johns-Byrne LLC	3M	S +	6.25%	10.25%	8/31/2029	963	946	953	0.52
Johns-Byrne LLC (Delayed Draw) (6)	3M	S +	6.25%	10.25%	8/31/2029	267	(5)	(3)	—
Johns-Byrne LLC (Revolver) (6)	3M	S +	6.25%	10.25%	8/31/2029	134	(2)	(2)	—
NPPI Buyer, LLC	3M	S +	5.00%	9.00%	8/20/2029	8,754	8,646	8,682	4.76
NPPI Buyer, LLC (Delayed Draw) (6)	3M	S +	5.00%	9.00%	8/20/2029	1,895	(11)	(16)	(0.01)
NPPI Buyer, LLC (Revolver) (6)	3M	S +	5.00%	9.00%	8/20/2029	1,263	(15)	(10)	(0.01)
Toledo AcquisitionCo Inc. (8)	6M	S +	6.75%	10.92%	8/21/2029	2,924	2,893	2,890	1.58
							15,064	15,130	8.28
Distributors
Delaware Valley Floral Group LLC	3M	S +	5.85%	9.85%	8/24/2028	503	496	502	0.27
Delaware Valley Floral Group LLC (Revolver) (6)	3M	S +	5.85%	9.85%	8/24/2028	327	(5)	(1)	—
							491	501	0.27
Diversified Consumer Services
Aptive Environmental, LLC	1M	S +	5.50%	9.66%	10/01/2030	5,337	5,229	5,391	2.96
Aptive Environmental, LLC (Revolver) (6)	1M	S +	5.50%	9.66%	10/01/2030	554	(11)	—	—
We Work for Kids, LLC	3M	S +	5.50%	9.50%	9/26/2029	10,984	10,808	10,845	5.93
We Work for Kids, LLC (Revolver) (6)	3M	S +	5.50%	9.50%	9/26/2029	905	(14)	(11)	(0.01)
							16,012	16,225	8.88
Environmental & Facilities Services
Legend Buyer, Inc.	3M	S +	5.60%	9.60%	1/19/2029	1,103	1,086	1,085	0.59
Legend Buyer, Inc. (Revolver) (6)	3M	S +	5.60%	9.60%	1/19/2029	214	(3)	(3)	—
							1,083	1,082	0.59
Food Products
Frozen Bakery Acquisition, LLC	6M	S +	5.00%	9.18%	7/07/2029	5,955	5,903	5,959	3.26
Hometown Food Company	1M	S +	4.50%	8.75%	12/3/2030	11,703	11,617	11,703	6.40
Sun Orchard, LLC (9)	3M	S +	5.50%	9.81%	7/08/2028	8,465	8,372	8,401	4.59%
				9.50%	7/08/2028
Sun Orchard, LLC (Delayed Draw) (6)	1M	S +	5.50%	9.81%	7/08/2028	3,446	502	513	0.28
							26,394	26,576	14.54

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Schedule of Investments (continued)

September 30, 2025

(in thousands)

(Unaudited)

Investments(1)	Reference Rate and Spread(2)			Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated (continued)
Gas Utilities
Sail Energy, LLC	3M	S +	7.15%	11.15%	1/24/2028		1,074	$1,063	$1,063	0.58%
Sail Energy, LLC (Delayed Draw)	3M	S +	7.15%	11.15%	1/24/2028		722	714	715	0.39
Sail Energy, LLC (Revolver) (6)	3M	S +	7.15%	11.15%	1/24/2028		381	(4)	(4)	—
								1,773	1,774	0.97
Health Care Equipment
Medical Device Inc.	3M	S +	5.10%	9.10%	7/11/2029		2,927	2,882	2,901	1.59
Medical Device Inc.	3M	S +	5.10%	9.10%	7/11/2029		2,063	2,036	2,045	1.12
Medical Device Inc. (Revolver) (6)	3M	P +	4.00%	11.25%	7/11/2029		382	224	226	0.12
Medical Device Inc. (Revolver) (6)	3M	P +	4.00%	11.25%	7/11/2029		600	352	354	0.19
								5,494	5,526	3.02
Health Care Providers & Services
ADB Acquiror, Inc	3M	S +	5.15%	12.15% (incl. 3.00% PIK)	5/12/2028		5,348	5,265	5,247	2.87
ADB Acquiror, Inc (Delayed Draw)	3M	S +	5.15%	12.15% (incl. 3.00% PIK)	5/12/2028		94	92	92	0.05
ADB Acquiror, Inc (Revolver) (6)	3M	S +	5.15%	12.15% (incl. 3.00% PIK)	5/12/2028		460	246	244	0.13
MM Proton I, LLC	1M	S +	6.75%	11.03%	5/29/2029		6,049	5,978	6,016	3.29
Pharmacy Partners Acquisition, LLC	3M	S +	6.50%	10.70%	2/28/2029		999	987	995	0.54
Pharmacy Partners Acquisition, LLC (Revolver) (6)	3M	S +	6.50%	10.70%	2/28/2029		202	(2)	(1)	—
								12,566	12,593	6.88
Hotels, Restaurants & Leisure
Regisa DC, S.A. (Spain) (7)	3M	E +	5.75%	7.75%	12/3/2030	EUR	441	451	513	0.28
								451	513	0.28
Household Products
BlueSun Holdco, S.L (Spain) (7)	3M	E +	5.00%	7.03%	5/30/2032	EUR	4,064	4,566	4,679	2.56
								4,566	4,679	2.56
Human Resource & Employment Services
Pryor Learning, LLC	1M	S +	5.35%	9.51%	2/28/2029		1,776	1,753	1,757	0.96
Pryor Learning, LLC (Revolver) (6)	1M	S +	5.35%	9.51%	2/28/2029		203	31	31	0.02
								1,784	1,788	0.98
IT Consulting & Other Services
MajorKey Technologies Holdings LLC (8)	6M	S +	6.43%	10.44%	12/03/2026		2,266	2,256	2,258	1.24
								2,256	2,258	1.24
IT Services
Oxya Group (France) (6)(7)	6M	E +	5.50%	7.56%	8/30/2030	EUR	4,900	2,701	2,785	1.52
Penncomp, LLC	1M	S +	5.00%	9.16%	4/17/2030		3,653	3,590	3,620	1.98
Penncomp, LLC (Delayed Draw)	1M	S +	5.00%	9.16%	4/17/2030		1,171	1,157	1,161	0.64
Penncomp, LLC (Delayed Draw) (6)	1M	S +	5.00%	9.16%	4/17/2030		925	(6)	(9)	—
Penncomp, LLC (Revolver) (6)	1M	S +	5.00%	9.16%	4/17/2030		214	(3)	(2)	—
								7,439	7,555	4.14
Media
AS1 Sports Bidco Limited (United Kingdom) (7)	3M	E +	6.00%	8.00%	9/26/2030	EUR	358	392	413	0.23
AS1 Sports Bidco Limited (Revolver) (United Kingdom) (6)(7)	3M	E +	6.00%	8.00%	9/26/2030	EUR	63	(2)	(1)	—
TG Studios US, LLC	3M	S +	7.90%	11.90%	4/06/2029		4,850	4,755	4819	2.64
								5,145	5,231	2.87
Paper & Forest Products
Hoffmaster Group, Inc.	1M	S +	6.25%	10.53%	2/24/2028		4,955	4,888	4,905	2.68
								4,888	4,905	2.68

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Schedule of Investments (continued)

September 30, 2025

(in thousands)

(Unaudited)

Investments(1)	Reference Rate and Spread(2)			Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated (continued)
Professional Services
Anne Lewis Strategies LLC	3M	S +	5.25%	9.25%	5/29/2030		11,129	$10,971	$10,972	6.00%
Anne Lewis Strategies LLC (Revolver) (6)	3M	S +	5.25%	9.25%	5/29/2030		843	(12)	(12)	(0.01)
Efficio Holdco Limited (United Kingdom) (7)	3M	E +	5.75%	7.75%	7/31/2031	EUR	79	83	91	0.05
Efficio Holdco Limited (United Kingdom) (7)	3M	S +	5.75%	9.89%	7/31/2031		386	377	378	0.21
HH Global Finance LTD (8)	6M	S +	6.18%	10.46%	2/25/2027		3,000	2,980	2,989	1.64
JCF Kestrel UK Bidco LTD (United Kingdom) (7)	3M	E +	5.75%	7.75%	2/27/2032	EUR	331	334	385	0.21
JCF Kestrel UK Bidco LTD (Delayed Draw) (United Kingdom) (6)(7)	3M	E +	5.75%	7.75%	2/27/2032	EUR	30	—	—	—
Studio Bidco B.V. (Netherlands) (7)	3M	E +	6.50%	8.50%	4/24/2031	EUR	326	341	375	0.21
Studio Bidco B.V. (Delayed Draw) (Netherlands) (6)(7)	3M	E +	6.50%	8.50%	4/24/2031	EUR	122	(1)	(3)	—
Tetris Bidco Limited (United Kingdom) (7)	3M	SN +	6.75%	10.72%	10/24/2029	GBP	1,842	2,194	2,444	1.34
Tetris Bidco Limited (United Kingdom) (7)	3M	SN +	6.75%	10.72%	10/24/2029	GBP	67	85	89	0.05
Tetris Bidco Limited (Revolver) (United Kingdom) (6)(7)	3M	SN +	6.75%	10.72%	10/24/2029	GBP	263	(6)	(5)	—
Verita Global, LLC	3M	S +	5.25%	9.25%	9/25/2030		10,076	9,925	9,925	5.43
Verita Global, LLC (Delayed Draw) (6)	3M	S +	5.25%	9.25%	9/25/2030		746	(6)	(5)	—
Verita Global, LLC (Revolver) (6)	3M	S +	5.25%	9.25%	9/25/2030		1,178	(18)	(18)	(0.01)
								27,247	27,605	15.12
Software
Avalon Bidco LTD (United Kingdom) (7)	3M	SN +	6.25%	10.47%	4/16/2032	GBP	286	372	384	0.21
Avalon Bidco LTD (Delayed Draw) (United Kingdom) (6)(7)	3M	SN +	6.25%	10.47%	4/16/2032	GBP	92	(2)	—	—
CF Newco, Inc.	3M	S +	6.25%	10.32%	12/10/2029		5,446	5,327	5,434	2.97
CF Newco, Inc. (Revolver) (6)	3M	S +	6.25%	10.32%	12/10/2029		429	291	299	0.16
Knowledge Support Systems, Inc. (8)	3M	S +	6.50%	10.78%	11/17/2029		1,633	1,605	1,612	0.88
								7,593	7,729	4.22
Technology Hardware, Storage & Peripherals
Ivy Technology Parent Intermediate III Holdings, LLC	1M	S +	5.38%	9.54%	2/05/2031		5,251	5,165	5,215	2.85
Ivy Technology Parent Intermediate III Holdings, LLC (Revolver) (6)	1M	S +	5.38%	9.54%	2/05/2031		723	473	479	0.26
								5,638	5,694	3.11
Trading Companies & Distributors
CPIG Holdco Inc.	3M	S +	7.10%	11.39%	4/28/2028		4,454	4,377	4,413	2.41
								4,377	4,413	2.41
Total First Lien Debt - non-controlled/non-affiliated								255,563	258,842	141.63
Total First Lien Debt - controlled/affiliated (11)
Entertainment Earth, LLC	3M	S +	5.15%	9.15%	3/31/2028		1,363	1,363	1,363	0.75
Total First Lien Debt - controlled/affiliated								1,363	1,363	0.75
Total First Lien Debt								$256,926	$260,205	142.38%

Equity Investments - Controlled/Affiliated (11)
Trading Companies & Distributors
Entertainment Earth, LLC (12)							1,586	$367	$507	0.28%
Total Equity Investments - Controlled/Affiliated								$367	$507	0.28%
Total Portfolio Investments								$257,293	$260,712	142.66%
Cash Equivalents
State Street Institutional Treasury Plus Money Market Fund (10)							35	$35	$35	0.02%
								$35	$35	0.02%
Total Portfolio Investments and Cash Equivalents								$257,328	$260,747	142.68%

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Schedule of Investments (continued)

September 30, 2025

(in thousands)

(Unaudited)

(1)
Unless otherwise indicated, issuers of debt investments held by the Company are denominated in USD. All debt investments are income producing unless otherwise indicated.
(2)
Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), EuroInterbank Offered Rate (“EURIBOR” or “E”), Australian Bank Bill Swap Rate (“BBSW” or “B”), Sterling Overnight Index Average (“SONIA or SN”), or an alternate base rate (commonly based on the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of September 30, 2025.
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

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Schedule of Investments (continued)

September 30, 2025

(in thousands)

(Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Unfunded Commitment Fair Value
ADB Acquiror, Inc	Revolver	5/12/2028	$207	$(4)
Airedale Newco Limited (United Kingdom)	Revolver	12/21/2028	993	(21)
Anne Lewis Strategies LLC	Revolver	5/29/2030	843	(12)
APS Acquisition Holdings, LLC	Delayed Draw Term Loan	7/11/2029	731	(9)
APS Acquisition Holdings, LLC	Revolver	7/11/2029	472	(6)
Aptive Environmental, LLC	Revolver	10/01/2030	554	—
AS1 Sports Bidco Limited	Revolver	9/26/2030	70	(1)
Avalon Bidco LTD (United Kingdom)	Delayed Draw Term Loan	4/16/2032	122	—
Capital Construction, LLC	Revolver	10/22/2026	222	(3)
CF Newco, Inc.	Revolver	12/10/2029	129	—
CI (MG) Group, LLC	Delayed Draw Term Loan	3/27/2030	2,321	—
CI (MG) Group, LLC	Revolver	3/27/2030	332	—
Delaware Valley Floral Group LLC	Revolver	8/24/2028	327	(1)
HEF Safety Ultimate Holdings, LLC	Delayed Draw Term Loan	11/19/2029	253	(1)
HEF Safety Ultimate Holdings, LLC	Revolver	11/19/2029	276	(1)
Ivy Technology Parent Intermediate III Holdings, LLC	Revolver	2/05/2031	239	(2)
JCF Kestrel UK Bidco LTD (United Kingdom)	Delayed Draw Term Loan	2/27/2032	31	—
Johns-Byrne LLC	Delayed Draw Term Loan	8/31/2029	267	(3)
Johns-Byrne LLC	Revolver	8/31/2029	134	(2)
Legend Buyer, Inc.	Revolver	1/19/2029	214	(3)
Medical Device Inc.	Revolver	7/11/2029	153	(1)
Medical Device Inc.	Revolver	7/11/2029	240	(2)
Nationwide Acquisition, LLC	Revolver	10/01/2029	1,576	—
Nayak Aircraft Services Holdings GmbH (Germany)	Delayed Draw Term Loan	1/16/2030	954	(16)
NPPI Buyer, LLC	Delayed Draw Term Loan	8/20/2029	1,895	(16)
NPPI Buyer, LLC	Revolver	8/20/2029	1,263	(10)
Oxya Group (France)	Term Loan B	8/30/2030	2,943	(19)
Penncomp, LLC	Delayed Draw Term Loan	4/17/2030	925	(9)
Penncomp, LLC	Revolver	4/17/2030	214	(2)
Pharmacy Partners Acquisition, LLC	Revolver	2/28/2029	202	(1)
Pryor Learning, LLC	Revolver	2/28/2029	169	(2)
Sail Energy, LLC	Revolver	1/24/2028	381	(4)
Studio Bidco B.V. (Netherlands)	Delayed Draw Term Loan	4/24/2031	131	(3)
Sun Orchard, LLC	Delayed Draw Term Loan	7/08/2028	2,906	(22)
Tetris Bidco Limited (United Kingdom)	Revolver	10/24/2029	320	(5)
Titan Home Improvement, LLC	Delayed Draw Term Loan	5/31/2030	593	(5)
Titan Home Improvement, LLC	Revolver	5/31/2030	520	(4)
TriplePoint Acquisition Holdings LLC	Delayed Draw Term Loan	5/31/2029	1,119	(1)
TriplePoint Acquisition Holdings LLC	Revolver	5/31/2029	1,066	—
Verita Global, LLC	Delayed Draw Term Loan	9/25/2030	746	(5)
Verita Global, LLC	Revolver	9/25/2030	1,178	(18)
We Work for Kids, LLC	Revolver	9/26/2029	905	(11)
			$29,136	$(225)

(7)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, non-qualifying assets represented 11.04% of the Company’s total assets as calculated in accordance with regulatory requirements.
(8)
Represents a loan that was purchased by the Company and transferred at fair value from a wholly-owned subsidiary of Prudential Financial, Inc. ("Prudential") in March 2023.

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Schedule of Investments (continued)

September 30, 2025

(in thousands)

(Unaudited)

(9)
The investment has multiple unique terms, so the loan principal is being subdivided and accordingly, interest is being accrued at differing interest rates as presented on the Consolidated Schedule of Investments.
(10)
Cash equivalents balance represents amounts held in interest-bearing money market funds issued by State Street Institutional Treasury Plus Money Market Fund (Investor Class (SAEXX)), which had a 7-day effective yield of 3.99% as of September 30, 2025.
(11)
Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2025, the Company’s controlled/affiliated investments were as follows:

	Fair value as of December 31, 2024	Gross Additions (a)	Gross Reductions (b)	Change in Unrealized Gains (Loss)	Net Realized Gain (Loss)	Fair Value as of September 30, 2025	Dividend and Interest Income
Controlled/Affiliated Investments
First Lien Debt
Entertainment Earth, LLC	$—	$1,363	$—	$—	$—	$1,363	$33
Equity
Entertainment Earth, LLC	$—	$367	$—	$140	$—	$507	$—
Total Controlled/Affiliated Investments	$—	$1,730	$—	$140	$—	$1,870	$33

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

(12)
Non-income producing investment.

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Schedule of Investments (continued)

September 30, 2025

(in thousands)

(Unaudited)

Forward Foreign Currency Exchange Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Macquarie Bank Limited	USD 2,945	EUR 2,450	23-Jul-2027	$(12)
Macquarie Bank Limited	EUR 50	USD 61	23-Jul-2027	—	(*)
Macquarie Bank Limited	USD 369	GBP 286	30-Apr-2027	(15)
Nomura International plc	USD 360	EUR 331	26-Feb-2027	(38)
Macquarie Bank Limited	USD 480	EUR 441	23-Nov-2026	(48)
Nomura International plc	USD 94	GBP 73	30-Oct-2026	(4)
Macquarie Bank Limited	USD 417	EUR 366	25-Sep-2026	(20)
Macquarie Bank Limited	USD 88	EUR 79	31-Jul-2026	(6)
Macquarie Bank Limited	USD 359	EUR 326	24-Apr-2026	(27)
Macquarie Bank Limited	USD 1,102	EUR 960	27-Feb-2026	(35)
Macquarie Bank Limited	USD 3,482	EUR 3,111	27-Feb-2026	(203)
Nomura International plc	USD 3,428	EUR 3,246	17-Feb-2026	(414)
Nomura International plc	USD 2,510	GBP 2,018	17-Feb-2026	(205)
Nomura International plc	USD 848	EUR 803	17-Feb-2026	(103)
Macquarie Bank Limited	GBP 266	USD 336	31-Dec-2025	21
Macquarie Bank Limited	USD 6,601	GBP 5,180	31-Dec-2025	(373)
Macquarie Bank Limited	USD 3,385	EUR 3,024	28-Nov-2025	(180)
Macquarie Bank Limited	USD 1,056	AUD 1,615	12-Nov-2025	(15)
Commonwealth Bank Of Australia	USD 8	GBP 6	31-Oct-2025	—	(*)
Commonwealth Bank Of Australia	USD 23	AUD 36	15-Oct-2025	—	(*)
Commonwealth Bank Of Australia	USD 7	EUR 6	15-Oct-2025	—	(*)
Commonwealth Bank Of Australia	USD 8	EUR 7	15-Oct-2025	—	(*)
Commonwealth Bank Of Australia	USD 1	EUR 1	15-Oct-2025	—	(*)
Commonwealth Bank Of Australia	USD 58	EUR 50	15-Oct-2025	—	(*)
Commonwealth Bank Of Australia	USD 133	GBP 99	15-Oct-2025	—	(*)
Commonwealth Bank Of Australia	USD 7	EUR 6	15-Oct-2025	—	(*)
Commonwealth Bank Of Australia	USD 6	EUR 5	15-Oct-2025	—	(*)
Commonwealth Bank Of Australia	USD 58	GBP 43	15-Oct-2025	—	(*)
Macquarie Bank Limited	USD 113	EUR 100	15-Oct-2025	(5)
				$(1,682)

(*) Less than $500

The accompanying notes are an integral part of these consolidated financial statements.

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

PGIM Private Credit Fund

Schedule of Investments (continued)

December 31, 2024

(in thousands)

(9)
The investment has multiple unique terms, so the loan principal is being subdivided and accordingly, interest is being accrued at differing interest rates as presented on the Consolidated Schedule of Investments.
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

PGIM Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

(dollars in thousands, except share and per share amounts)

Note 1. Organization

PGIM Private Credit Fund (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) is a Delaware statutory trust formed on March 21, 2022 and commenced operations on December 13, 2022. The Company currently invests and intends to continue investing primarily in privately placed floating rate leveraged (below investment grade) debt, including, but not limited to, senior secured, first lien, debt issuances in middle market companies primarily in the United States as well as up to 30% of its total assets in investments in other countries (primarily Canada, Europe, Australia and Latin America). The Company currently is majority-owned by Pruco Life Insurance Company, which is a wholly owned subsidiary of the Prudential Insurance Company of America (“PICA”), an affiliate of the Company and PGIM Investments LLC (“PGIM Investments,” the “Manager” or the “Valuation Designee”). PICA is a direct wholly owned subsidiary of Prudential Financial, Inc. (“Prudential”). The Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), effective May 5, 2023. The Company also elected to be treated, and intends to qualify each taxable year, as a regulated investment company (“RIC”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Note 2. Accounting Policies

Basis of Presentation

The accompanying interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X.

The Company follows the investment company accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 Financial Services – Investment Companies.

The Company adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the ASU 2023-07 exclusively impacted consolidated financial statement disclosures only and did not affect the Company’s financial position or performance. The intent of ASU 2023-07 is, through improved segment disclosures, to enable investors to better understand an entity’s overall performance. The officers of the Company act as each Company’s chief operating decision maker (“CODM”). The CODM has determined that the Company has a single operating segment as the CODM monitors the operating results of the Company as a whole and the Company’s long-term strategic asset allocation is pre-determined in accordance with the terms of its respective prospectus, based on a defined investment strategy which is executed by the Company’s sub-advisor.

The CODM allocates resources and assesses performance based on the operating results of the Company, which is consistent with the results presented in the Company’s Consolidated Schedule of Investments, Consolidated Statement of Changes in Net Assets, Consolidated Statement of Cash Flows and Financial Highlights.

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. As of September 30, 2025, the Company has consolidated the financial position and results of operations of its wholly owned subsidiaries, PPCF SPV May 2025 LLC, PGIM PCF CA LLC, and PGIM PCF DE Blocker LLC. As of and prior to quarter ended June 30, 2025, amounts presented in the financial statements are unconsolidated as the Company had no active subsidiaries.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make certain estimates and assumptions that may affect the amounts reported on the consolidated financial statements and accompanying notes. These consolidated financial statements reflect normal and recurring adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results could differ from those estimates and assumptions included on the consolidated financial statements.

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

Although the net assets of the Company are presented at the foreign exchange rates and market values at the close of the period, the Company does not generally isolate that portion of the results of operations arising as a result of changes in the foreign exchange rates from the fluctuations arising from changes in the market prices of long-term portfolio securities held at the end of the period. Similarly, the Company does not isolate the effect of changes in foreign exchange rates from the fluctuations arising from changes in the market prices of long-term portfolio securities sold during the period. Accordingly, holding period unrealized and realized foreign currency gains (losses) are included in the reported net change in unrealized appreciation (depreciation) on investments and net realized gains (losses) on investment transactions on the Consolidated Statements of Operations. Notwithstanding the above, the Company does isolate the effect of fluctuations in foreign currency exchange rates when determining the gain (loss) upon the sale or maturity of foreign currency denominated debt obligations; such amounts are included in net realized gains (losses) on foreign currency transactions.

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

The contracts are valued daily at current forward exchange rates and any unrealized gain (loss) is included in net unrealized appreciation or depreciation on forward contracts. Gain (loss) is realized on the settlement date of the contract equal to the difference between the settlement value of the original and negotiated forward contracts. This gain (loss), if any, is included in net realized gain (loss) on forward contract transactions. Risks may arise upon entering into these contracts from the potential inability of the counterparties to meet the terms of their contracts. Forward currency contracts involve risks from currency exchange rate and credit risk in excess of the amounts reflected on the Consolidated Statements of Assets and Liabilities. The Company’s maximum risk of loss from counterparty credit risk is the net value of the cash flows to be received from the counterparty at the end of the contract’s life.

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

The Company is a party to International Swaps and Derivatives Association, Inc. Master Agreements (“ISDA Master Agreements”) with certain counterparties that govern over-the-counter (“OTC”) derivative and foreign exchange contracts entered into from time to time. The ISDA Master Agreements may contain provisions regarding, among other things, the parties’ general obligations, representations, agreements, collateral requirements, events of default and early termination. With respect to certain counterparties, in accordance with the terms of the ISDA Master Agreements, collateral posted to the Company is held in a segregated account by the Company’s custodian and with respect to those amounts which can be sold or re-pledged, is presented in the Consolidated Schedule of Investments. Collateral pledged by the Company is segregated by the Company’s custodian and identified in the Consolidated Schedule of Investments, if any. Collateral can be in the form of cash or debt securities issued by the U.S. Government or related agencies or other securities as agreed to by the Company and the applicable counterparty. Collateral requirements are determined based on the Company’s net position with each counterparty. Termination events applicable to the Company may occur upon a decline in the Company’s net assets below a specified threshold over a certain period of time. Termination events applicable to counterparties may occur upon a decline in the counterparty’s long-term and short-term credit ratings below a specified level. In each case, upon occurrence, the other party may elect to terminate early and cause settlement of all derivative and foreign exchange contracts outstanding, including the payment of any losses and costs resulting from such early termination, as reasonably determined by the terminating party. Any decision by one or more of the Company’s counterparties to elect early termination could impact the Company’s future derivative activity.

Revenue Recognition

The Company records its investment transactions on a trade date basis, which is the date when the Company assumes the risks for gains and losses related to that investment. Realized gains and losses are based on the specific identification method.

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including original issue discount and upfront structuring fees (i.e., origination fees) received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and nine months ended September 30, 2025, the Company recorded $6,736 and $19,489 (dollar amounts in thousands), respectively, in interest income. For the three and nine months ended September 30, 2024, the Company recorded $4,903 and $12,134 (dollar amounts in thousands), respectively, in interest income.

Payment-In-Kind (“PIK”) Income

The Company has loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s Consolidated Statement of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s tax treatment as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three and nine months ended September 30, 2025, the Company recorded $225 and $373 (dollar amounts in thousands), respectively, in PIK interest income. For the three and nine months ended September 30, 2024, the Company did not accrue PIK interest income.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly- traded portfolio companies. For the three and nine months ended September 30, 2025, the Company recorded $47 and $94 (dollar amounts in thousands), respectively, in dividend income. For the three and nine months ended September 30, 2024, the Company recorded $4 and $182 (dollar amounts in thousands), respectively, in dividend income.

Effective June 14, 2024, the Company changed its overnight cash sweep vehicle from an unaffiliated money market fund to the PGIM Core Ultra Short Bond Fund (the “Core Fund”), a series of Prudential Investment Portfolios 2, registered under the 1940 Act and managed by PGIM Investments. PGIM Investments and/or its affiliates are paid fees or reimbursed for providing their services to the Core Fund. For the three and nine months ended September 30, 2025, the Company recorded $0 and $30 (dollar amounts in thousands), in dividend income from affiliated investments. For the three and nine months ended September 30, 2024, the Company recorded $19 and $22 (dollar amounts in thousands), respectively, in dividend income from affiliated investments.

Effective March 18, 2025, the Company changed its overnight cash sweep vehicle from the Core Fund to the State Street Institutional Treasury Plus Money Market Fund - Investor Class (SAEXX), an unaffiliated money market fund.

Fee Income

The Company may receive various fees in the ordinary course of business such as for consents, waivers and amendments, as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the three and nine months ended September 30, 2025, the Company recorded $57 and $322 (dollar amounts in thousands), respectively, in fee income. For the three and nine months ended September 30, 2024, the Company recorded $68 and $177 (dollar amounts in thousands), respectively, in fee income.

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

Income Taxes

The Company elected to be regulated as a BDC under the 1940 Act effective May 5, 2023. The Company also elected to be treated, and intends to qualify annually, as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the consolidated financial statements of the Company.

To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its net ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long- term capital losses and (ii) its net tax-exempt income (if any).

In addition, based on the federal excise tax distribution requirements applicable to RICs, the Company is subject to a 4% nondeductible federal excise tax on certain undistributed income unless the Company distributes in a timely manner, for each calendar year, an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income or gain realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company and on which the Company paid corporate income tax is considered to have been distributed. The Company, at its discretion, may determine to carry forward taxable income or gain and pay the 4% excise tax on the amount by which it falls short of this calendar-year distribution requirement. If the Company chooses to do so, this generally will increase expenses and reduce the amount available to be distributed to shareholders. The Company will accrue excise tax on estimated undistributed taxable income and gain as required on an annual basis.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations, and interpretations thereof. The Company had no material uncertain tax positions as of September 30, 2025 or December 31, 2024.

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

Recent Accounting Pronouncement and Regulatory Developments

In December 2023, the FASB issued Accounting Standards Update (ASU), ASU 2023-09, Income Taxes (Topic 740) - "Improvements to Income Tax Disclosures", which enhances the transparency of income tax disclosures. The ASU requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The amendments under this ASU are required to be applied prospectively and are effective for fiscal years beginning after December 15, 2024. Management has evaluated the impact and the ASU does not have a material impact on the consolidated financial statements.

Note 3. Fees, Expenses, Agreements and Related Party Transactions

The Manager, an indirect, wholly-owned subsidiary of Prudential and a registered investment adviser, is the Company’s investment manager. The Manager has engaged PGIM, an indirect, wholly-owned subsidiary of Prudential, as the Company’s subadviser. PGIM provides day-to-day management of the Company’s portfolio primarily through PGIM Private Capital (“PPC”), its dedicated private credit asset management business unit. On April 24, 2025, PGIM entered into a Sub-Subadvisory Agreement with Deerpath Capital Management, LP ("Deerpath"), pursuant to which Deerpath will manage a portion of the direct lending investments for the Company. Deerpath is an indirect, majority-owned subsidiary of Prudential. In addition, the Manager has engaged PGIM Fixed Income, the primary fixed income asset management unit of PGIM (together with PPC and Deerpath, the "Subadvisers") to invest in broadly syndicated loans for liquidity purposes. PPC, subject to the supervision and direction of the Manager and the Board, determines the allocation among the Subadvisers. As of September 30, 2025, there are currently no assets in the Company managed by PGIM Fixed Income or Deerpath. The Manager is permitted to allocate portions of the Company’s portfolio to any of the business units within PGIM.

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

For the three and nine months ended September 30, 2025, the Company accrued management fees of $550 and $1,447 (dollar amounts in thousands), respectively, all of which was subject to waiver by the Manager. As of September 30, 2025, there were no management fees payable by the Company.

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

For the three and nine months ended September 30, 2025, the Company accrued income based incentive fees of $336 and $1,291 (dollar amounts in thousands), respectively, all of which were subject to waiver by the Manager. As of September 30, 2025, there were no incentive fees payable by the Company. For the three and nine months ended September 30, 2024, the Company accrued income based incentive fees of $254 and $692 (dollar amounts in thousands), respectively, all of which were subject to waiver by the Manager. As of September 30, 2024, there were no incentive fees payable by the Company.

For the three and nine months ended September 30, 2025, the Company accrued capital gains incentive fees of $127 and $32 (dollar amounts in thousands), respectively, all of which were subject to waiver by the Manager. As of September 30, 2025, there were no capital gains incentive fees payable by the Company. For the three and nine months ended September 30, 2024, the Company accrued capital gains incentive fees of $(3) and $66 (dollar amounts in thousands), respectively, all of which were subject to waiver by the Manager. As of September 30, 2024, there were no capital gains incentive fees payable by the Company.

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

PGIM Fixed Income will receive an annual subadvisory fee, payable monthly in arrears by the Manager at an annual rate of 0.42% of the value of the Company’s net assets within the broadly syndicated loan portion of the portfolio managed by the PGIM Fixed Income as of the beginning of the first calendar day of the applicable month. For the first calendar month, net assets will be measured as of the date that the Company first publicly sells shares to a person or entity other than the Manager or its affiliates. For the avoidance of doubt, no incentive fee shall be paid by the Manager to PGIM Fixed Income. As of September 30, 2025, there are currently no assets in the Company managed by PGIM Fixed Income.

During the Waiver Period, the Company will not bear the cost of the management fee, incentive fee or subadvisory fee. Accordingly, no subadvisory fee was payable by the Manager to PGIM for the three and nine months ended September 30, 2025 and 2024.

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

Sub-Subadvisory Fee

For the portion of the Company's assets allocated to Deerpath, PPC will pay a portion of the Management Fee and Incentive Fee it receives from the Manager to Deerpath. No advisory fees will be paid by the Company directly to Deerpath. As of September 30, 2025, there are currently no assets in the Company managed by Deerpath.

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

If the Warehouse Condition is satisfied, the Company will be obligated to purchase the Warehouse Investments from the Financing Provider at the prices determined under the Purchase Agreements. As of September 30, 2025, there were no Purchase Agreements outstanding with the Financing Provider.

Intermediary Manager Agreement

The Company entered into an amended and restated intermediary manager agreement with Prudential Investment Management Services, LLC (the “Distributor” or “PIMS”), an affiliate of the Manager, who will be principal underwriter and distributor of the Company’s Common Shares. The Distributor will be entitled to receive shareholder servicing and/or distribution fees with respect to the Class S and Class D Shares on an annualized basis as a percentage of the NAV for such class, subject to the inception of each class. The shareholder servicing and/or distribution fees will be paid monthly in arrears at an annual rate of 0.85% and 0.25% for Class S and D respectively, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month. No distribution and/or shareholder servicing fees will be paid with respect to Class I. For the three and nine months ended September 30, 2025 and 2024, the Company accrued, in each case, servicing and/or distribution fees of less than $500 which were attributable to Class S and Class D Shares, respectively.

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

For the three months ended September 30, 2025, the Company accrued transfer agent’s fees and expenses of $78, $16 and $19 (dollar amounts in thousands), and for the nine months ended September 30, 2025, the Company accrued transfer agent’s fees and expenses of $123, $39 and $57 (dollar amounts in thousands) for Class I, Class S and Class D Shares, respectively.

For the three months ended September 30, 2024, the Company accrued transfer agent’s fees and expenses of $23, $15 and $31 (dollar amounts in thousands), and for the nine months ended September 30, 2024, the Company accrued transfer agent’s fees and expenses of $45, $33 and $60 (dollar amounts in thousands) for Class I, Class S and Class D Shares, respectively.

As of September 30, 2025 and December 31, 2024, there were $34 and $20 (dollar amounts in thousands), respectively, of transfer agent’s fees payable by the Company.

Expense Limitation and Reimbursement Agreement

Pursuant to an expense limitation and reimbursement agreement by and among the Company and the Manager, for three years from May 5, 2023, the effective date of the Company’s registration statement (the “ELRA Period”), the Manager has contractually agreed to waive its fees and/or reimburse expenses of the Company so that the Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). The Company has agreed to repay these amounts, when and if requested by the Manager, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Manager waived or reimbursed such fees or expenses. This arrangement cannot be terminated without the consent of the Board prior to the end of the ELRA Period. “Specified Expenses” includes all expenses incurred in the business of the Company, including organizational and offering costs (excluding the organizational and offering expenses relating to the initial sale of Class S, Class D and Class I Common Shares), with the following exceptions: (i) the management fee, (ii) the incentive fee, (iii) the shareholder servicing and/or distribution fee, (iv) brokerage costs or other investment-related out-of-pocket expenses, (v) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vi) taxes, and (vii) extraordinary expenses (as determined in the sole discretion of the Manager). Prior to the Company’s election of BDC status, the Manager agreed to voluntarily enact the above-described expense limitation. Accordingly, such expense reimbursement is reflected on the Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024. Certain other expenses may be paid by the Manager, subject to the Manager’s sole discretion. The Company will not be required to repay such amounts to the Manager.

The following table represents a summary of Expense Payments and the related Reimbursement Payments since the Company’s commencement of operations (dollar amounts in thousands):

For the Quarters Ended	Expense Payments by Manager	Reimbursement Payments to Manager	Unreimbursed Expense Payments	Effective Rate of Distribution per Common Share (1)	Reimbursement Eligibility Expiration	Operating Expense Ratio (2)
December 31, 2022	$89	$—	$89	0.00%	December 31, 2025	0.78%
March 31, 2023	78	—	78	0.00%	March 31, 2026	0.19%
June 30, 2023	285	—	285	0.00%	June 30, 2026	0.37%
September 30, 2023	1,029	—	1,029	0.00%	September 30, 2026	1.01%
December 31, 2023	1,227	—	1,227	10.94%	December 31, 2026	1.33%
March 31, 2024	795	—	795	10.90%	March 31, 2027	0.81%
June 30, 2024	953	—	953	10.85%	June 30, 2027	0.96%
September 30, 2024	511	—	511	14.18%	September 30, 2027	0.56%
December 31, 2024	680	—	680	12.96%	December 31, 2027	0.68%
March 31, 2025	413	—	413	11.54%	March 31, 2028	0.39%
June 30, 2025	474	—	474	13.68%	June 30, 2028	0.41%
September 30, 2025	1,323	—	1,323	13.33%	September 30, 2028	0.84%
	$7,857	$—	$7,857

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

Investment Transactions with Affiliates

The Company’s existing investments were acquired with proceeds from purchases of the Company’s Class I Shares by PGIM Strategic Investments, Inc. Select investments, as footnoted in the Consolidated Schedule of Investments, were purchased from a wholly-owned subsidiary of Prudential while the Company operated as a private fund. All other existing investments were originated with the portfolio company. For the investments purchased, the Company engaged an independent third-party valuation firm to assist in determining the fair value of these investments in accordance with the Company’s valuation procedures. For more information regarding the Company’s valuation procedures see “Note 2. Accounting Policies.” Investments were purchased from a wholly-owned subsidiary of Prudential on the below dates with aggregate fair values as follows:

Date	Fair Value (in thousands)
March 13, 2023	$22,206
March 28, 2023	1,622
March 31, 2023	1,843

Effective June 14, 2024, the Company changed its overnight cash sweep vehicle from an unaffiliated money market fund to the PGIM Core Ultra Short Bond Fund, a series of Prudential Investment Portfolios 2, registered under the 1940 Act and managed by PGIM Investments (the "Core Fund"). PGIM Investments and/or its affiliates are paid fees or reimbursed for providing their services to the Core Fund. In addition to the realized and unrealized gains on investments in the Core Fund, earnings from such investments are disclosed on the Consolidated Statement of Operations as “Dividend income from affiliated investments.”

Effective March 18, 2025, the Company changed its overnight cash sweep vehicle from the Core Fund to the State Street Institutional Treasury Plus Money Market Fund - Investor Class (SAEXX), an unaffiliated money market fund.

Controlled/Affiliated Portfolio Companies

Under the 1940 Act, the Company is required to separately identify investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the Consolidated Schedule of Investments.

Entertainment Earth LLC is an online retailer and wholesaler of licensed collectibles, including toys and action figures. The portfolio company was purchased by the Company and transferred at fair value from a wholly-owned subsidiary of Prudential in March 2023. In April 2025, the portfolio company completed a debt restructuring. As of September 30, 2025, the Company's investment at fair value in Entertainment Earth, LLC was $1,363 in debt and $507 (dollar amounts in thousands) in equity. The Company does not consolidate its equity interest in Entertainment Earth, LLC.

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

Note 4. Investments

As of September 30, 2025 and December 31, 2024, the composition of the Company’s investment portfolio at cost and fair value was as follows (dollar amounts in thousands):

	September 30, 2025
	Cost	Fair value	Percentage of Total Investments at Fair Value
First Lien Debt	$256,926	$260,205	99.81%
Equity Investments	367	507	0.19%
Total	$257,293	$260,712	100.00%

	December 31, 2024
	Cost	Fair value	Percentage of Total Investments at Fair Value
First Lien Debt	$209,254	$209,214	100.00%
Total	$209,254	$209,214	100.00%

As of September 30, 2025 and December 31, 2024, the industry composition of investments at fair value was as follows:

Industry	September 30, 2025	December 31, 2024
Chemicals	10.96%	9.07%
Professional Services	10.58%	4.43%
Food Products	10.19%	6.81%
Commercial Services & Supplies	7.72%	8.04%
Construction & Engineering	7.56%	8.26%
Diversified Consumer Services	6.22%	7.94%
Containers & Packaging	5.80%	7.32%
Building Products	5.64%	7.13%
Health Care Providers & Services	4.83%	6.17%
Beverages	3.19%	4.23%
Software	2.97%	3.52%
IT Services	2.90%	2.18%
Trading Companies & Distributors	2.45%	3.42%
Auto Components	2.27%	2.82%
Business Services	2.27%	1.07%
Technology Hardware, Storage & Peripherals	2.18%	— %
Health Care Equipment	2.12%	0.75%
Media	2.01%	4.12%
Paper & Forest Products	1.88%	2.44%
Household Products	1.79%	1.52%
Aerospace & Defense	1.43%	1.56%
IT Consulting & Other Services	0.87%	1.12%
Human Resource & Employment Services	0.69%	0.85%
Gas Utilities	0.68%	0.89%
Environmental & Facilities Services	0.41%	0.52%
Hotels, Restaurants & Leisure	0.20%	0.21%
Distributors	0.19%	0.24%
Electronic Equipment, Instruments & Components	— %	3.37%
Total	100.00%	100.00%

As of September 30, 2025 and December 31, 2024, the geographic composition of investments at cost and fair value was as follows (dollar amounts in thousands):

	September 30, 2025
Country	Cost	Fair Value	% of Total Investments at Fair Value
United States	$228,980	$230,875	88.56%
United Kingdom	9,392	10,065	3.86%
France	9,049	9,430	3.62%
Spain	5,017	5,192	1.99%
Germany	3,456	3,736	1.43%
Australia	1,059	1,042	0.40%
Netherlands	340	372	0.14%
Total	$257,293	$260,712	100.00%

	December 31, 2024
Country	Cost	Fair Value	% of Total Investments at Fair Value
United States	$184,675	$185,168	88.51%
United Kingdom	9,618	9,601	4.59%
France	6,332	6,201	2.96%
Germany	3,735	3,626	1.73%
Spain	3,442	3,267	1.56%
Australia	1,114	1,024	0.49%
Netherlands	338	327	0.16%
Total	$209,254	$209,214	100.00%

As of September 30, 2025 and December 31, 2024, no loans in the portfolio were on non-accrual status.

As of September 30, 2025 and December 31, 2024, on a fair value basis, all performing debt investments bore interest at a floating rate.

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

The following is a summary of the inputs used as of September 30, 2025 and December 31, 2024 in valuing such financial instruments (dollar amounts in thousands):

	September 30, 2025
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$260,205	$260,205
Equity Investments	—	—	507	507
Cash Equivalents	35	—	—	35
Total	$35	$—	$260,712	$260,747
Unrealized appreciation (depreciation) on OTC forward foreign currency exchange contracts*	$—	$(1,682)	$—	$(1,682)

	December 31, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$209,214	$209,214
Cash Equivalents	19	—	—	19
Total	$19	$—	$209,214	$209,233
Unrealized appreciation (depreciation) on OTC forward foreign currency exchange contracts*	$—	$999	$—	$999

* Represents derivative instruments not reflected in the Consolidated Schedule of Investments, which are recorded at the unrealized appreciation (depreciation) on the instrument.

The following table presents the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value (dollar amounts in thousands):

	Three Months Ended September 30, 2025
	Debt Investments	Equity Investments	Total
Fair value, beginning of period	$254,016	$341	$254,357
Purchases of investments	13,506	—	13,506
Proceeds from principal repayments	(8,508)	—	(8,508)
Payment-in-kind interest	228	—	228
Accretion of discount/amortization of premium	366	—	366
Net realized gain (loss)	13	—	13
Net change in unrealized appreciation (depreciation)	584	166	750
Fair value, end of period	$260,205	$507	$260,712
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2025	$584	$166	$750

	Nine Months Ended September 30, 2025
	Debt Investments	Equity Investments	Total
Fair value, beginning of period	$209,214	$—	$209,214
Purchases of investments	84,576	367	84,943
Proceeds from principal repayments	(37,584)	—	(37,584)
Payment-in-kind interest	398	—	398
Accretion of discount/amortization of premium	1,277	—	1,277
Net realized gain (loss)	(995)	—	(995)
Net change in unrealized appreciation (depreciation)	3,319	140	3,459
Fair value, end of period	$260,205	$507	$260,712
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2025	$3,319	$140	$3,459

	First Lien Debt - Total Investments
	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Fair value, beginning of period	$129,664	$101,019
Purchases of investments	46,330	78,447
Proceeds from principal repayments	(4,304)	(7,990)
Accretion of discount/amortization of premium	270	561
Net realized gain (loss)	8	16
Net change in unrealized appreciation (depreciation)	896	811
Fair value, end of period	$172,864	$172,864
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2024	$896	$811

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value (dollar amounts in thousands).

	Fair Value as of September 30, 2025(1)	Valuation Approach/ Methodology	Unobservable Input(s)	Range (Weighted Average)*	Directional Impact on Fair Value from Input Increase**
Assets:
First Lien Debt	$250,303	Income/Discounted Cash Flow	Discount Rate	7.17% - 13.86% (9.76%)	Decrease
Equity Investments	507	Market / Enterprise Value	EBITDA Multiple	5.5x - 6.5x (6.0x)	Increase
	$250,810

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

(1)
As of September 30, 2025, included within the fair value of Level 3 assets of $260,712 is an amount of $9,902 for which the Manager did not develop the unobservable inputs (examples include recent transaction prices).

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

The Company invested in derivative instruments during the reporting period. The primary type of risk associated with these derivative instruments is foreign exchange contracts risk. See “Note 2. Accounting Policies” for additional detail regarding these derivative instruments and their risks. The effect of such derivative instruments on the Company’s financial position and financial performance as reflected in the Consolidated Statements of Assets and Liabilities and Consolidated Statements of Operations is presented in the summary below.

Fair value of derivative instruments as of September 30, 2025 as presented in the Consolidated Statements of Assets and Liabilities (dollar amounts in thousands):

Asset Derivatives			Liability Derivatives
Derivative not accounted for as hedging instruments, carried at fair value	Consolidated Statement of Assets and Liabilities Location	Fair Value	Consolidated Statement of Assets and Liabilities Location	Fair Value
Foreign exchange contracts	Unrealized appreciation on OTC forward foreign currency exchange contracts	$21	Unrealized depreciation on OTC forward foreign currency exchange contracts	$1,703

Fair value of derivative instruments as of December 31, 2024 as presented in the Consolidated Statements of Assets and Liabilities (dollar amounts in thousands):

Asset Derivatives			Liability Derivatives
Derivative not accounted for as hedging instruments, carried at fair value	Consolidated Statement of Assets and Liabilities Location	Fair Value	Consolidated Statement of Assets and Liabilities Location	Fair Value
Foreign exchange contracts	Unrealized appreciation on OTC forward foreign currency exchange contracts	$1,006	Unrealized depreciation on OTC forward foreign currency exchange contracts	$7

The effects of derivative instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2025 are as follows (dollar amounts in thousands):

Amount of Realized Gain (Loss) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Foreign exchange contracts	$(48)	$405
Total	$(48)	$405

Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Foreign exchange contracts	$304	$(2,681)
Total	$304	$(2,681)

The effects of derivative instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2024 are as follows (dollar amounts in thousands):

Amount of Realized Gain (Loss) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Foreign exchange contracts	$16	$(55)
Total	$16	$(55)

Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Foreign exchange contracts	$(979)	$(481)
Total	$(979)	$(481)

For the three and nine months ended September 30, 2025, the Company’s average volume of derivative activities is as follows (dollar amounts in thousands):

	Average Volume of Derivative Activities*
Derivative Contract Type	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Forward Foreign Currency Exchange Contracts - Sold (1)	26,502	25,287
Forward Foreign Currency Exchange Contracts - Purchased (1)	367	363

* Average volume is based on average quarter end balance as noted for the three and nine months ended September 30, 2025.

(1) Value at Settlement Date

For the three and nine months ended September 30, 2024, the Company’s average volume of derivative activities is as follows (dollar amounts in thousands):

	Average Volume of Derivative Activities*
Derivative Contract Type	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Forward Foreign Currency Exchange Contracts - Sold (1)	22,758	20,783
Forward Foreign Currency Exchange Contracts - Purchased (1)	8	6

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

Offsetting of OTC derivative assets and liabilities as of September 30, 2025 (dollar amounts in thousands):

Counterparty	Gross Amounts of Recognized Assets(1)	Gross Amounts of Recognized Liabilities(1)		Net Amounts of Recognized Assets/(Liabilities)		Collateral Pledged/(Received)(2)	Net Amount
Macquarie Bank Limited	$21	$(939)		$(918)		$—	$(918)
Nomura International plc	—	(764)		(764)		—	(764)
Commonwealth Bank Of Australia	—	—	*	—	*	—	—	*
	$21	$(1,703)		$(1,682)		$—	$(1,682)

* Less than $500

(1)
Includes unrealized appreciation/(depreciation) on forwards as represented on the Consolidated Statement of Assets and Liabilities.
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

(1)
Includes unrealized appreciation/(depreciation) on forwards as represented on the Consolidated Statement of Assets and Liabilities.
(2)
Collateral amount disclosed by the Company is limited to the Company’s OTC derivative exposure by counterparty.

Financial Instruments disclosed but not carried at fair value

The following tables present the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of September 30, 2025 and December 31, 2024, and the level of each financial liability within the fair value hierarchy (dollar amounts in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility	$83,250	$83,250	$94,150	$94,150

	September 30, 2025	December 31, 2024
Level 1	$—	$—
Level 2	—	—
Level 3	83,250	94,150
Total debt	$83,250	$94,150

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

The initial principal amount of the Revolving Credit Facility was $150 million. The Revolving Credit Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Revolving Credit Facility to up to $350 million. On January 17, 2025, the Company entered into an agreement to increase the aggregate commitments under the Revolving Credit Facility from $150 million to $175 million. The accordion feature of the Revolving Credit Facility allows the Company, under certain circumstances, to increase the aggregate commitments under the Revolving Credit Facility up to $350 million. All amounts outstanding under the Revolving Credit Facility must be repaid by the date that is five years after the closing date of the Revolving Credit Facility. As of September 30, 2025 and December 31, 2024, the Company had an aggregate amount of $83.3 million and $94.2 million of debt outstanding and the asset coverage ratio was 319.5% and 229.1%, respectively.

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

The Company’s debt obligations consisted of the following as of September 30, 2025 and December 31, 2024 (dollar amounts in thousands):

	September 30, 2025	December 31, 2024
Total Commitment	$175,000	$150,000
Amount Outstanding (1)	83,250	94,150
Unused Portion (2)	91,750	55,850
Amount Available (3)	98,235	52,607

(1)
Amount outstanding on the Consolidated Statements of Assets and Liabilities are net of deferred financing costs.
(2)
The unused portion is the amount upon which commitment fees are based.
(3)
The amount available reflects any limitations related to the credit facility’s borrowing base.

The components of total interest expense were as follows (dollar amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowings interest expense	$1,468	$827	$4,618	$1,138
Facility unused fee	104	104	291	373
Amortization of financing costs and debt issuance costs	68	61	199	181
Total interest expense	$1,640	$992	$5,108	$1,692
Average debt borrowings	$85,842	$41,472	$91,030	$20,593
Average interest rates on borrowings	7.47%	7.89%	7.40%	7.80%

Senior Securities

The following is information about the Company’s senior securities as of the dates indicated in the below table (dollar amounts in thousands):

Class and Year	Total Amount Outstanding (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facility
September 30, 2025	$83,250	3	—	N/A
June 30, 2025	95,750	3	—	N/A
March 31, 2025	96,550	3	—	N/A
December 31, 2024	94,150	2	—	N/A

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

Note 7. Commitments and Contingencies

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which requires the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2025 and December 31, 2024, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $29,136 and $25,646 (dollar amounts in thousands), respectively.

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

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2025, the Company was not involved in any material legal proceedings.

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

As of September 30, 2025, the Company has 7,356,824, 2,526 and 514 of Class I, Class S and Class D Shares issued and outstanding, respectively, all of which is 82.9% owned by Pruco Life Insurance Company.

The following tables summarize transactions with respect to the Common Shares during the nine months ended September 30, 2025 and 2024 (dollars in thousands except share amounts):

	September 30, 2025
	Class I		Class S		Class D
	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	1,927,733	$47,901	1,977	$50	—	$—
Shares/gross proceeds from the private placements	—	—	—	—	—	—
Share transfers between classes	—	—	—	—	—	—
Reinvestment of distribution	564,068	14,002	85	2	46	1
Repurchased shares	(11,954)	(296)	—	—	—	—
Net Increase (decrease)	2,479,847	$61,607	2,062	$52	46	$1

	September 30, 2024
	Class I		Class S		Class D
	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	43,520	$1,078	—	$—	—	$—
Shares/gross proceeds from the private placements	—	—	—	—	—	—
Share transfers between classes	—	—	—	—	—	—
Reinvestment of distribution	324,903	8,067	66	2	69	2
Repurchased shares	—	—	—	—	—	—
Net Increase (decrease)	368,423	$9,145	66	$2	69	$2

Net Asset Value per Share

The Company determines NAV for each class of Shares each month as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e., the prior month-end NAV). The following tables present each month-end NAV per share for Class I, Class S and Class D Common Shares during the nine months ended September 30, 2025 and 2024:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2025	$24.93	$25.40	$25.39
February 28, 2025	24.94	25.42	25.41
March 31, 2025	24.95	25.43	25.42
April 30, 2025	24.71	25.20	25.18
May 31, 2025	24.74	25.24	25.21
June 30, 2025	24.78	25.29	25.25
July 31, 2025	24.74	25.26	25.21
August 31, 2025	24.78	25.30	25.26
September 30, 2025	24.83	25.36	25.31

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2024	$24.70	$25.14	$25.14
February 29, 2024	24.73	25.17	25.16
March 31, 2024	24.78	25.22	25.21
April 30, 2024	24.78	25.22	25.22
May 31, 2024	24.82	25.26	25.25
June 30, 2024	24.89	25.34	25.33
July 31, 2024	24.93	25.38	25.36
August 31, 2024	25.01	25.47	25.45
September 30, 2024	24.97	25.43	25.41

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

The Board authorizes and declares monthly distribution amounts per share of Class I, Class S and Class D Common Shares. The following tables summarize the Company’s distributions declared during the nine months ended September 30, 2025 (dollar amounts in thousands except per share):

			Class I
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 28, 2025	January 31, 2025	February 27, 2025	$0.24000	$0.05226	$0.29226	$1,441
February 27, 2025	February 28, 2025	March 28, 2025	0.24000	0.03707	0.27707	1,396
March 27, 2025	March 31, 2025	April 29, 2025	0.24000	—	0.24000	1,405
April 28, 2025	April 30, 2025	May 29, 2025	0.24000	0.03607	0.27607	1,684
May 28, 2025	May 30, 2025	June 27, 2025	0.24000	0.03133	0.27133	1,732
June 26, 2025	June 30, 2025	July 30, 2025	0.24000	0.04233	0.28233	1,861
July 29, 2025	July 31, 2025	August 28, 2025	0.24000	0.04152	0.28152	1,895
August 27, 2025	August 29, 2025	September 29, 2025	0.24000	0.03558	0.27558	1,935
September 26, 2025	September 30, 2025	October 30, 2025	0.24000	0.03625	0.27625	2,032

			Class S
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 28, 2025	January 31, 2025	February 27, 2025	$0.22177	$0.05261	$0.27438	$—	*
February 27, 2025	February 28, 2025	March 28, 2025	0.22177	0.03717	0.25894	—	*
March 27, 2025	March 31, 2025	April 29, 2025	0.22177	—	0.22177	—	*
April 28, 2025	April 30, 2025	May 29, 2025	0.22177	0.03632	0.25809	—	*
May 28, 2025	May 30, 2025	June 27, 2025	0.22177	0.03133	0.25310	—	*
June 26, 2025	June 30, 2025	July 30, 2025	0.22177	0.04247	0.26424	—	*
July 29, 2025	July 31, 2025	August 28, 2025	0.22177	0.04425	0.26602	1
August 27, 2025	August 29, 2025	September 29, 2025	0.22177	0.03558	0.25735	—	*
September 26, 2025	September 30, 2025	October 30, 2025	0.22177	0.03785	0.25962	1

			Class D
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 28, 2025	January 31, 2025	February 27, 2025	$0.23485	$0.05238	$0.28723	$—	*
February 27, 2025	February 28, 2025	March 28, 2025	0.23485	0.03690	0.27175	—	*
March 27, 2025	March 31, 2025	April 29, 2025	0.23485	—	0.23485	—	*
April 28, 2025	April 30, 2025	May 29, 2025	0.23485	0.03595	0.27080	—	*
May 28, 2025	May 30, 2025	June 27, 2025	0.23485	0.03133	0.26618	—	*
June 26, 2025	June 30, 2025	July 30, 2025	0.23485	0.04217	0.27702	—	*
July 29, 2025	July 31, 2025	August 28, 2025	0.23485	0.04152	0.27637	—	*
August 27, 2025	August 29, 2025	September 29, 2025	0.23485	0.03558	0.27043	—	*
September 26, 2025	September 30, 2025	October 30, 2025	0.23485	0.03603	0.27088	—	*

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of cash distributions on a U.S. GAAP basis that the Company has declared on Common Shares during the nine months ended September 30, 2025 (dollar amounts in thousands except per share):

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.47	$15,381	$2.31	$3	$2.43	$1
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—

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

The Company commenced the share repurchase program during the first quarter of 2024. The following table presents the repurchases of Common Shares pursuant to the Company’s share repurchase plan for the nine months ended September 30, 2025 (dollar amounts in thousands):

Repurchase Deadline Request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date (all classes)	Amount Repurchased (all classes) (2)		Maximum number of shares that may yet be purchased under the repurchase plan (3)
April 24, 2025	2	<1.00%	$24.95	March 31, 2025	$—	*	—
July 28, 2025	11,952	<1.00%	24.78	June 30, 2025	296		—

* Less than $500

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Amounts shown net of Early Repurchase Deduction.
(3)
All repurchase requests were satisfied in full.

During the nine months ended September 30, 2024, no Common Share repurchases were completed by the Company.

Note 9. Financial Highlights

The following are the financial highlights for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
	Class I	Class I
Per Share Operating Performance:(1)
Net asset value, beginning of period	$24.93	$24.68
Income from investment operations:
Net investment income (loss)(2)	2.37	2.33
Net realized and unrealized gains (losses)	0.00	0.05
Net increase (decrease) in net investment operations	2.37	2.38
Distributions declared:
From net investment income	(2.47)	(2.09)
Total distributions declared	(2.47)	(2.09)
Total increase (decrease) in net assets	(0.10)	0.29
Net asset value, end of period	$24.83	$24.97
Total Return(3)	9.97%	10.03%
Ratios and supplemental data:
Net assets, end of period (000’s)	$182,678	$117,128
Average number of Common Shares outstanding, end of period	6,169,228	4,483,481
Ratio of gross expenses to average net assets(4)	9.34%	7.23%
Ratio of waivers to average net assets(4)	(4.32)%	(4.75)%
Ratio of net expenses to average net assets(4)(6)	5.02%	2.48%
Ratio of net investment income (loss) to average net assets(4)	12.94%	12.49%
Portfolio turnover rate(5)	14.85%	6.25%
Asset coverage ratio	319.53%	271.27%

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
(6)
Includes interest expense from the Revolving Credit Facility of 4.52% and 1.98% which is being excluded from the Company’s contractual waiver for the nine months ended September 30, 2025 and 2024, respectively.

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
	Class S	Class S
Per Share Operating Performance:(1)
Net asset value, beginning of period	$25.40	$25.13
Income from investment operations:
Net investment income (loss)(2)	2.18	2.19
Net realized and unrealized gains (losses)	0.09	0.04
Net increase (decrease) in net investment operations	2.27	2.23
Distributions declared:
From net investment income	(2.31)	(1.93)
Total distributions declared	(2.31)	(1.93)
Total increase (decrease) in net assets	(0.04)	0.30
Net asset value, end of period	$25.36	$25.43
Total Return(3)	9.34%	9.19%
Ratios and supplemental data:
Net assets, end of period (000’s)	$64	$11
Average number of Common Shares outstanding, end of period	1,152	428
Ratio of gross expenses to average net assets(4)	198.72%	414.53%
Ratio of waivers to average net assets(4)	(193.03)%	(411.20)%
Ratio of net expenses to average net assets(4) (6)	5.69%	3.33%
Ratio of net investment income (loss) to average net assets(4)	12.25%	11.57%
Portfolio turnover rate(5)	14.85%	6.25%
Asset coverage ratio	319.53%	271.27%

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
(6)
Includes interest expense from the Revolving Credit Facility of 4.34% and 1.98% which is being excluded from the Company’s contractual waiver for the nine months ended September 30, 2025 and 2024, respectively.

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
	Class D	Class D
Per Share Operating Performance:(1)
Net asset value, beginning of period	$25.38	$25.13
Income from investment operations:
Net investment income (loss)(2)	2.38	2.30
Net realized and unrealized gains (losses)	(0.02)	0.04
Net increase (decrease) in net investment operations	2.36	2.34
Distributions declared:
From net investment income	(2.43)	(2.06)
Total distributions declared	(2.43)	(2.06)
Total increase (decrease) in net assets	(0.07)	0.28
Net asset value, end of period	$25.31	$25.41
Total Return(3)	9.71%	9.65%
Ratios and supplemental data:
Net assets, end of period (000’s)	$13	$11
Average number of Common Shares outstanding, end of period	489	430
Ratio of gross expenses to average net assets(4)	625.74%	743.89%
Ratio of waivers to average net assets(4)	(620.47)%	(741.16)%
Ratio of net expenses to average net assets(4)(6)	5.27%	2.73%
Ratio of net investment income (loss) to average net assets(4)	12.52%	12.16%
Portfolio turnover rate(5)	14.85%	6.25%
Asset coverage ratio	319.53%	271.27%

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
(6)
Includes interest expense from the Revolving Credit Facility of 4.52% and 1.98% which is being excluded from the Company’s contractual waiver for the nine months ended September 30, 2025 and 2024, respectively.

Note 10. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of September 30, 2025, except as discussed below.

On October 28 2025, the Company declared a distribution of $0.27571 per Class I Share, $0.25748 per Class S Share, and $0.27056 per Class D Share, which is payable on November 26, 2025 to shareholders of record as of October 31, 2025.

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

For additional information see “Item 1. Financial Statements— Notes to Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions.”

Portfolio and Investment Activity

For the three months ended September 30, 2025 and 2024, we acquired $17.8 million and $53.0 million, respectively, aggregate principal amount of investments (including $4.9 million and $8.9 million, respectively, of unfunded commitments), all of which was first lien debt.

For the nine months ended September 30, 2025 and 2024, we acquired $91.9 million and $85.4 million, respectively, aggregate principal amount of investments (including $9.9 million and $13.0 million, respectively, of unfunded commitments), all of which was first lien debt.

The Company’s portfolio and investment activity for the three and nine months ended September 30, 2025 and 2024 are presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	Three Months Ended September 30, 2025
	Debt Investments	Equity Investments	Total
Total Investments, beginning of period	$251,321	$367	$251,688
Purchases of investments	13,506	—	13,506
Proceeds from principal repayment of investments	(8,508)	—	(8,508)
Payment-in-kind interest	228	—	228
Amortization or accretion of discount on investments	366	—	366
Net realized gain (loss) on investments	13	—	13
Total investments, end of period	$256,926	$367	$257,293

Number of Portfolio Companies	58	1	59

	Nine Months Ended September 30, 2025
	Debt Investments	Equity Investments	Total
Total Investments, beginning of period	$209,254	$—	$209,254
Purchases of investments	84,576	367	84,943
Proceeds from principal repayment of investments	(37,584)	—	(37,584)
Payment-in-kind interest	398	—	398
Amortization or accretion of discount on investments	1,277	—	1,277
Net realized gain (loss) on investments	(995)	—	(995)
Total investments, end of period	$256,926	$367	$257,293

Number of Portfolio Companies	58	1	59

	First Lien Debt - Total Investments
	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Total Investments, beginning of period	$129,318	$100,588
Purchases of investments	46,330	78,447
Proceeds from principal repayment of investments	(4,304)	(7,990)
Amortization or accretion of discount on investments	270	561
Net realized gain (loss) on investments	8	16
Total investments, end of period	$171,622	$171,622

Number of Portfolio Companies	46	46

The weighted average yields of the Company’s investments as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at cost (1)	10.41%	11.11%
Weighted average yield on debt and income producing investments, at fair value (1) (2)	10.28%	11.11%
Percentage of debt investments bearing a floating rate (2)	100.00%	100.00%
Percentage of debt investments bearing a fixed rate (2)	0.00%	0.00%

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
(2)
Measured on a fair value basis and excludes investments on non-accrual status, if any.

The Company’s investments as of September 30, 2025 and December 31, 2024 consisted of the following (dollar amounts in thousands):

	September 30, 2025
	Cost	Fair value	Percentage of Total Investments at Fair Value
First Lien Debt	$256,926	$260,205	99.81%
Equity Investments	367	507	0.19%
Total	$257,293	$260,712	100.00%

Largest portfolio company investment	$11,617	$11,703	4.49%
Average portfolio company investment	$4,361	$4,419	1.69%

	December 31, 2024
	Cost	Fair value	Percentage of Total Investments at Fair Value
First Lien Debt	$209,254	$209,214	100.00%
Total	$209,254	$209,214	100.00%

Largest portfolio company investment	$11,761	$11,816	5.65%
Average portfolio company investment	$3,875	$3,874	1.85%

Results of Operations

Operating results for the three and nine months ended September 30, 2025 and 2024 were as follows (dollar amounts in thousands):

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
Investment income
From non-controlled/non-affiliated investments:
Interest income	$6,703		$4,903		$19,456		$12,134
Dividend income	47		4		94		182
Fee income	57		68		322		177
Payment-in-kind	225		—		345		—
From controlled/affiliated investments:
Interest income	33		—		33		—
Dividend Income	—		19		30		22
Payment-in-kind	—		—		28		—
Total investment income	7,065		4,994		20,308		12,515

Expenses
Interest expense	1,640		992		5,108		1,692
Income based incentive fees	336		254		1,291		692
Capital gains incentive fees	127		(3)		32		66
Management fees	550		364		1,447		1,049
Professional fees	1,006		373		1,679		1,769
Custodian and accounting fees	66		87		197		238
Transfer agent’s fees and expenses(**)	113		69		219		138
Trustees’ fees	52		54		154		153
Shareholders’ reports	95		34		208		104
Blue sky fees	—		—		—		90
Pricing fees	12		27		37		79
Servicing and distribution fees	—	(*)	—	(*)	—	(*)	—	(*)
Other general & administrative	192		11		281		65
Total expenses	4,189		2,262		10,653		6,135
Expense reimbursement	(1,323)		(511)		(2,210)		(2,259)
Incentive fees waived	(463)		(251)		(1,323)		(758)
Management fees waived	(550)		(364)		(1,447)		(1,049)
Net expenses	1,853		1,136		5,673		2,069
Net investment income (loss)	5,212		3,858		14,635		10,446

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled/non-affiliated transactions	13		8		(995)		16
Forward foreign currency contracts transactions	(48)		16		405		(55)
Foreign currency transactions	46		3		48		8
Net realized gain (loss)	11		27		(542)		(31)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	584		896		3,319		811
Controlled/affiliated investments	166		—		140		—
Forward foreign currency contracts	304		(979)		(2,681)		(481)
Foreign currency	(47)		29		21		29
Net change in unrealized appreciation (depreciation)	1,007		(54)		799		359
Net realized and change in unrealized gain (loss)	1,018		(27)		257		328
Net increase (decrease) in net assets resulting from operations	$6,230		$3,831		$14,892		$10,774

(*) Less than $500

(**) For the three and nine months ended September 30, 2025 and 2024, $12 and $35, respectively, of affiliated expenses were included. For the three and nine months ended September 30, 2024, $6 and $19, respectively, of affiliated expenses were included.

Investment Income

For the three and nine months ended September 30, 2025, investment income was $7.1 million and $20.3 million, respectively, all of which was attributable to interest and fees on our debt investments, dividend income, PIK and fee income. The increase in investment income from the three and nine months ended September 30, 2024 was primarily due to an increase of $17.8 million and $91.9 million, respectively, aggregate principal amount of new investments acquired during the period.

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

Expenses

Total expenses before expense reimbursement and incentive and management fee waivers for the three and nine months ended September 30, 2025 were $4.2 million and $10.7 million, respectively, consisting primarily of professional fees, income based incentive fees, capital gains incentive fees, management fees, custodian and accounting fees, trustees’ fees, transfer agent’s fees and expenses, interest expense, pricing fees, shareholders' reports, and other general and administrative fees. The increase in total expenses from the three and nine months ended September 30, 2024 was primarily related to an increase in interest expenses, professional fees, management fees and income based incentive fees due to an increased cost of servicing a larger investment portfolio.

Total expenses before expense reimbursement and incentive and management fee waivers for the three and nine months ended September 30, 2024 were $2.2 million and $6.1 million, respectively, consisting primarily of professional fees, income based incentive fees, capital gains incentive fees, blue sky fees, management fees, custodian and accounting fees, trustees’ fees, transfer agent’s fees and expenses, interest expense, pricing fees, shareholders' reports, and other general and administrative fees. The increase in total expenses from the three and nine months ended September 30, 2023 was primarily related to an increase in professional fees, interest expenses, management and incentive fees due to an increased cost of servicing a larger investment portfolio.

The expense reimbursement amount represents the amount of expenses waived by the Manager in accordance with the Expense Limitation and Reimbursement Agreement.

For the three and nine months ended September 30, 2025, the Company accrued income based incentive fees of $336 thousand and $1.3 million, respectively, all of which were subject to waiver by the Manager. For the three and nine months ended September 30, 2024, the Company accrued income based incentive fees of $254 thousand and $692 thousand, respectively, all of which were subject to waiver by the Manager. As of September 30, 2025, there were no income based incentive fees payable by the Company.

For the three and nine months ended September 30, 2025, the Company accrued capital gains incentive fees of $127 thousand and $32 thousand, respectively, all of which were subject to waiver by the Manager. For the three and nine months ended September 30, 2024, the Company accrued capital gains incentive fees of $(3) thousand and $66 thousand, respectively, all of which were subject to waiver by the Manager. As of September 30, 2025, there were no capital gains incentive fees payable by the Company.

For the three and nine months ended September 30, 2025, the Company accrued management fees of $550 thousand and $1.4 million, respectively, all of which were subject to waiver by the Manager. For the three and nine months ended September 30, 2024, the Company accrued management fees of $364 thousand and $1.0 million, respectively, all of which were subject to waiver by the Manager. As of September 30, 2025, there were no management fees payable by the Company.

Income Taxes, Including Excise Taxes

The Company has elected to be treated, and intends to qualify each taxable year, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally net its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long- term capital losses and (ii) its net tax-exempt income (if any). So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s shareholders and would not be reflected in the consolidated financial statements of the Company.

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner, for each calendar year, an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of its capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income or gain realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed.

For the three and nine months ended September 30, 2025 and 2024, the Company did not incur any excise tax expense.

Net realized gain (loss) and Net change in unrealized appreciation (depreciation)

For the three and nine months ended September 30, 2025, the Company reported realized gains from foreign currency transactions of $46 thousand and $48 thousand, respectively, primarily as a result of fluctuations in the foreign currency. For the three and nine months ended September 30, 2025, the Company reported realized gains (losses) from forward foreign currency contracts of $(48) thousand and $405 thousand, respectively. For the three and nine months ended September 30, 2025, the Company reported realized gains (losses) from non-controlled/non-affiliated investments transactions of $13 thousand and $(995) thousand, respectively.

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

For the three and nine months ended September 30, 2025, the Company reported unrealized appreciation (depreciation) from foreign currency of $(47) thousand and $21 thousand, respectively. For the three and nine months ended September 30, 2025, the Company reported unrealized appreciation (depreciation) from forward foreign currency contracts of $304 thousand and $(2.7) million, respectively. For the three and nine months ended September 30, 2025, the Company reported unrealized appreciation from investments transactions of $750 thousand and $3.5 million, respectively, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.

For the three and nine months ended September 30, 2024, the Company reported unrealized appreciation from foreign currency of $29 thousand and $29 thousand, respectively. For the three and nine months ended September 30, 2024, the Company reported unrealized depreciation from forward foreign currency contracts of $(979) thousand and $(481) thousand, respectively. For the three and nine months ended September 30, 2024, the Company reported unrealized appreciation from non-affiliated investments transactions of $896 thousand and $811 thousand, respectively, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.

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

The Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to Common Shares if asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On November 8, 2022, the Company’s sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. In addition, while any senior securities remain outstanding, the Company will be required to make provisions to prohibit any dividend distribution to shareholders or the repurchase of such securities or shares unless the Company meets the applicable asset coverage ratios at the time of the dividend distribution or repurchase. The Company also may be permitted to borrow amounts up to 5% of the value of the total assets for temporary or emergency purposes, which borrowings would not be considered senior securities. As of September 30, 2025 and December 31, 2024, the Company had an aggregate amount of $83.3 million and $94.2 million of debt securities outstanding and the asset coverage ratio was 319.5% and 229.1%, respectively.

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

As of September 30, 2025, the Company had $5.3 million in cash and cash equivalents, including foreign currency. During the nine months ended September 30, 2025, cash used in operating activities was $35.8 million, primarily as a result of purchasing portfolio investments of $83.2 million, partially offset by proceeds from repayment of investments of $35.9 million. Cash provided by financing activities was $36.0 million, primarily as a result of dividends paid in cash and borrowings under the Revolving Credit Facility.

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

Equity

The following table summarizes transactions with respect to the Common Shares for the three and nine months ended September 30, 2025 (dollars in thousands except share amounts):

	For the three months ended September 30, 2025
	Class I		Class S		Class D
	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	564,846	$13,988	1,977	$50	—	$—
Shares/gross proceeds from the private placements	—	—	—	—	—	—
Share transfers between classes	—	—	—	—	—	—
Reinvestment of distribution	211,269	5,232	57	1	16	—
Repurchased shares	(11,952)	(296)	—	—	—	—
Net Increase (decrease)	764,163	$18,924	2,034	$51	16	$—

	For the nine months ended September 30, 2025
	Class I		Class S		Class D
	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	1,927,733	$47,901	1,977	$50	—	$—
Shares/gross proceeds from the private placements	—	—	—	—	—	—
Share transfers between classes	—	—	—	—	—	—
Reinvestment of distribution	564,068	14,002	85	2	46	1
Repurchased shares	(11,954)	(296)	—	—	—	—
Net Increase (decrease)	2,479,847	$61,607	2,062	$52	46	$1

Distributions

The following tables summarize the Company’s distributions declared and payable for the nine months ended September 30, 2025 (dollars in thousands except per share amounts) by share class:

			Class I
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 28, 2025	January 31, 2025	February 27, 2025	$0.24000	$0.05226	$0.29226	$1,441
February 27, 2025	February 28, 2025	March 28, 2025	0.24000	0.03707	0.27707	1,396
March 27, 2025	March 31, 2025	April 29, 2025	0.24000	—	0.24000	1,405
April 28, 2025	April 30, 2025	May 29, 2025	0.24000	0.03607	0.27607	1,684
May 28, 2025	May 30, 2025	June 27, 2025	0.24000	0.03133	0.27133	1,732
June 26, 2025	June 30, 2025	July 30, 2025	0.24000	0.04233	0.28233	1,861
July 29, 2025	July 31, 2025	August 28, 2025	0.24000	0.04152	0.28152	1,895
August 27, 2025	August 29, 2025	September 29, 2025	0.24000	0.03558	0.27558	1,935
September 26, 2025	September 30, 2025	October 30, 2025	0.24000	0.03625	0.27625	2,032

			Class S
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 28, 2025	January 31, 2025	February 27, 2025	$0.22177	$0.05261	$0.27438	$—	*
February 27, 2025	February 28, 2025	March 28, 2025	0.22177	0.03717	0.25894	—	*
March 27, 2025	March 31, 2025	April 29, 2025	0.22177	—	0.22177	—	*
April 28, 2025	April 30, 2025	May 29, 2025	0.22177	0.03632	0.25809	—	*
May 28, 2025	May 30, 2025	June 27, 2025	0.22177	0.03133	0.25310	—	*
June 26, 2025	June 30, 2025	July 30, 2025	0.22177	0.04247	0.26424	—	*
July 29, 2025	July 31, 2025	August 28, 2025	0.22177	0.04425	0.26602	1
August 27, 2025	August 29, 2025	September 29, 2025	0.22177	0.03558	0.25735	—	*
September 26, 2025	September 30, 2025	October 30, 2025	0.22177	0.03785	0.25962	1

			Class D
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 28, 2025	January 31, 2025	February 27, 2025	$0.23485	$0.05238	$0.28723	$—	*
February 27, 2025	February 28, 2025	March 28, 2025	0.23485	0.03690	0.27175	—	*
March 27, 2025	March 31, 2025	April 29, 2025	0.23485	—	0.23485	—	*
April 28, 2025	April 30, 2025	May 29, 2025	0.23485	0.03595	0.27080	—	*
May 28, 2025	May 30, 2025	June 27, 2025	0.23485	0.03133	0.26618	—	*
June 26, 2025	June 30, 2025	July 30, 2025	0.23485	0.04217	0.27702	—	*
July 29, 2025	July 31, 2025	August 28, 2025	0.23485	0.04152	0.27637	—	*
August 27, 2025	August 29, 2025	September 29, 2025	0.23485	0.03558	0.27043	—	*
September 26, 2025	September 30, 2025	October 30, 2025	0.23485	0.03603	0.27088	—	*

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

The following table presents the repurchases of Common Shares pursuant to the Company’s share repurchase plan for the nine months ended September 30, 2025 (dollar amounts in thousands):

Repurchase Deadline Request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date (all classes)	Amount Repurchased (all classes) (2)		Maximum number of shares that may yet be purchased under the repurchase plan (3)
April 24, 2025	2	<1.00%	$24.95	March 31, 2025	$—	*	—
July 28, 2025	11,952	<1.00%	24.78	June 30, 2025	296		—

* Less than $500

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Amounts shown net of Early Repurchase Deduction.
(3)
All repurchase requests were satisfied in full.

During the nine months ended September 30, 2024, no Common Share repurchases were completed by the Company.

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

The following table presents outstanding borrowings as of September 30, 2025 (dollar amounts in thousands):

	September 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
Revolving Credit Facility	$175,000	$83,250	$83,250	$91,750	$98,235
Total	$175,000	$83,250	$83,250	$91,750	$98,235

(1)
The unused portion is the amount upon which commitment fees, if any, are based.
(2)
The amount available reflects any limitations related to the credit facility’s borrowing base.

For additional information on our debt obligations see “Note 6. Borrowings” to the consolidated financial statements.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. The Company considers the most significant accounting policies to be those related to Valuation of Portfolio Investments, are described below. The critical accounting policies and estimates should be read in conjunction with the consolidated financial statements and related notes in, Item 1, as well as with “Risk Factors” in Part I, Item 1A of the Annual Report Form 10-K for the year ended December 31, 2024.

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

Recent Developments

The Company’s management evaluated recent developments through the date of issuance of the consolidated financial statements. There have been no recent developments that occurred during such period that would require disclosure in this report, except as discussed below.

On October 28 2025, the Company declared a distribution of $0.27571 per Class I Share, $0.25748 per Class S Share, and $0.27056 per Class D Share, which is payable on November 26, 2025 to shareholders of record as of October 31, 2025.

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

Based on the Consolidated Statement of Assets and Liabilities as of September 30, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in investment (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$7,882	$(2,498)	$5,384
Up 200 basis points	5,254	(1,665)	3,589
Up 100 basis points	2,627	(833)	1,794
Down 100 basis points	(2,627)	833	(1,794)
Down 200 basis points	(5,216)	1,665	(3,551)

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

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company commenced the share repurchase program during the first quarter of 2024. The following table presents the repurchases of Common Shares pursuant to the Company’s share repurchase plan for the nine months ended September 30, 2025 (dollar amounts in thousands):

Repurchase Deadline Request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date (all classes)	Amount Repurchased (all classes) (2)		Maximum number of shares that may yet be purchased under the repurchase plan (3)
April 24, 2025	2	<1.00%	$24.95	March 31, 2025	$—	*	—
July 28, 2025	11,952	<1.00%	24.78	June 30, 2025	296		—

* Less than $500

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Amounts shown net of Early Repurchase Deduction.
(3)
All repurchase requests were satisfied in full.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025 none of our trustees or officers (as defined in Rule 16a-1-(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
10.1

Third Amended and Restated Management Agreement between PGIM Private Credit Fund and PGIM Investments LLC, dated July 11, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 13, 2025)

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

PGIM PRIVATE CREDIT FUND

Date: November 12, 2025	By:	/s/ Stuart S. Parker
	Name:	Stuart S. Parker
	Title:	President and Principal Executive Officer (Authorized Signatory)

Date: November 12, 2025	By:	/s/ Christian J. Kelly
	Name:	Christian J. Kelly
	Title:	Chief Financial Officer (Principal Financial Officer)