Form 10-K
period 2025-12-31
PGIM Private Credit Fund
filed 2026-03-18
CIK 1923622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 814-01582

PGIM Private Credit Fund

(Exact name of Registrant as specified in its Charter)

Delaware	88-1771414
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

655 Broad Street	07102-4410
Newark, NJ	(Zip Code)
(Address of Principal Executive Offices)

(Registrant’s telephone number, including area code): (973) 802-5032

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Trading Symbol(s))	(Name of each exchange on which registered)
None	Not applicable	Not applicable

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

As of December 31, 2025, there was no established public market for the Registrant’s common shares of beneficial interest.

The number of shares of Registrant’s common shares of beneficial interest, $0.001 par value per share, outstanding as of March 17, 2026 was 10,307,895, 7,155 and 651 of Class I, Class S and Class D, respectively.

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

•
our future operating results;
•
our business prospects and the prospects of the companies in which we may invest;
•
the impact of the investments that we expect to make;
•
our ability to raise sufficient capital and repurchase the Company’s common shares of beneficial interest, $0.001 par value per share (“Common Shares” or “Shares”), to execute our investment strategy;
•
general economic, logistical and political trends and other external factors, including inflation and supply chain and labor market disruptions;
•
the ability of our portfolio companies to achieve their objectives;
•
our current and expected financing arrangements and investments;
•
changes in the general interest rate environment;
•
the adequacy of our cash resources, future financing sources and working capital;
•
the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
•
our contractual arrangements and relationships with third parties;
•
risks associated with the demand for liquidity under our share repurchase program and the Board of Trustees’ (the “Board” and the members thereof, the “Trustees”) continued approval of quarterly tender offers;
•
actual and potential conflicts of interest with PGIM Investments LLC (“PGIM Investments,” the “Manager” or the “Valuation Designee”) or any of its affiliates;
•
the elevating levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;
•
the dependence of our future success on the general economy and its effect on the industries in which we may invest;
•
the ability of the Manager to source suitable investments for us and to monitor and administer our investments;
•
the impact of future acquisitions and divestitures;
•
the ability of the Manager or its affiliates to attract and retain highly talented professionals;
•
general price and volume fluctuations in the stock market;

•
our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”);
•
the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•
the effect of changes to tax legislation and our tax position; and
•
the tax status of the enterprises in which we may invest.

You should carefully review the “Item 1A. Risk Factors” section in this Annual Report on Form 10-K for the year ended December 31, 2025 and any additional disclosures that the Company makes directly to you or through reports that the Company files with the Securities and Exchange Commission (the “SEC”) for a discussion of the risks and uncertainties that the Company believes are material to its business, operating results, prospects and financial condition. Except as otherwise required by federal securities laws, the Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Risks Related to Our Business and Structure

•
We have a limited operating history.
•
The Board may change our operating policies and strategies or amend our Fourth Amended and Restated Agreement and Declaration of Trust (the “Declaration of Trust”) without prior notice or shareholder approval.
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
•
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

Risks Related to the Manager and Its Affiliates; Conflicts of Interest

•
The Manager, the Subadvisers (defined below) and their affiliates, including our officers and some of our Trustees, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.
•
We may be obligated to pay the Manager incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.
•
There may be conflicts of interest related to obligations that the Manager’s or Subadvisers' senior management and investment team have to other clients.
•
The time and resources that individuals employed by the Manager and Subadvisers devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Manager and Subadvisers are not prohibited from raising money for or managing other entities that make the same types of investments that we target.
•
The Manager and the Subadvisers rely on key personnel, the loss of any of whom could impair their ability to successfully manage us.

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
•
Ongoing armed conflicts, such as those in the Middle East and Southwest Asia and between Russian and Ukraine, and continued and escalating political unrest in other countries, may have a material adverse impact on us and our portfolio companies.
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

The Company is currently offering on a continuous basis up to $2,500,000,000 of Common Shares pursuant to an offering registered with the SEC. The Company is offering to sell any combination of three classes of Common Shares—Class I shares (“Class I Shares”), Class S shares (“Class S Shares”), and Class D shares (“Class D Shares”)—with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The purchase price per share for each class of Common Shares will equal the Company’s net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. Prudential Investment Management Services, LLC, the principal underwriter and distributor of the Company’s Common Shares (the “Distributor” or “PIMS”) for this offering, will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in this offering.

The Manager and the Subadvisers

PGIM Investments, an indirect wholly-owned subsidiary of Prudential and a registered investment adviser, is the Company’s investment manager. The Manager has engaged PGIM, Inc. (“PGIM”), an indirect, wholly-owned subsidiary of Prudential, as the Company’s subadviser. PGIM provides day-to-day management of the Company’s portfolio primarily through PGIM Private Capital (“PPC”), its dedicated private credit asset management business unit. On April 24, 2025, PGIM entered into a Sub-Subadvisory Agreement with Deerpath Capital Management, LP ("Deerpath" and together with PPC, the “Private Credit Subadvisers”), pursuant to which Deerpath will manage a portion of the direct lending investments for the Company. Deerpath is an indirect, majority-owned subsidiary of Prudential. In addition, the Manager has engaged PGIM Fixed Income, the primary fixed income asset management unit of PGIM (together with the Private Credit Subadvisers, the "Subadvisers"), to invest in broadly syndicated loans for liquidity purposes. PPC, subject to the supervision and direction of the Manager and the Board, determines the allocation among the Subadvisers.

Management Agreement

The Manager provides management services to the Company pursuant to an amended and restated management agreement between the Company and the Manager (the “Management Agreement”). Under the terms of the Management Agreement, the Manager is responsible for the following:

•
determining the composition of our portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes in accordance with the Company’s investment objective, policies and restrictions;
•
identifying investment opportunities and making investment decisions for the Company, including negotiating the terms of investments in, and dispositions of, portfolio securities and other instruments on the Company’s behalf;
•
monitoring the Company’s investments;
•
performing due diligence on prospective portfolio companies;

•
exercising voting rights in respect of portfolio securities and other investments for the Company;
•
serving on, and exercising observer rights for, boards of directors and similar committees of the Company’s portfolio companies;
•
negotiating, obtaining and managing financing facilities and other forms of leverage;
•
reviewing the performance of the Subadvisers and making recommendations to the Board with respect to the retention of subadvisers and the renewal of subadvisory contracts;
•
administering the Company’s corporate affairs and, in connection therewith, furnishing the Company with office facilities, together with those ordinary clerical and bookkeeping services which are not being furnished by the Company’s custodian and transfer agent; and
•
providing the Company with such other investment advisory and related services as the Company may, from time to time, reasonably require for the investment of capital.

The Manager has delegated the investment advisory services it is responsible for providing under the Management Agreement to the Subadvisers. See “Subadvisory Agreement”.

The Manager’s services under the Management Agreement are not exclusive, and each of the Manager and its affiliates is free to furnish similar services to other entities, and it intends to do so, so long as its services to the Company are not impaired.

The Management Agreement provides that the Manager will not be liable for any error of judgment by the Manager or for any loss suffered by the Company in connection with the matters to which the Management Agreement relates, except a loss resulting from a breach of fiduciary duty or loss resulting from willful misfeasance, bad faith or negligence on its part in the performance of its duties or reckless disregard by it of its obligations and duties under the Management Agreement. The Management Agreement provides that it will terminate automatically in the event of an assignment (as defined in the 1940 Act), and that it may be terminated at any time without penalty by the Company, by the Board or by vote of a majority of the outstanding voting securities (as defined in the 1940 Act) upon 60 days’ written notice, or by the Manager at any time provided such termination would not affect the tax status of the Company and would not materially adversely affect the Company’s shareholders on not less than 120 days’ written notice to the Company and its shareholders. The Management Agreement will continue in effect for a period of more than two years from the date of execution only so long as such continuance is specifically approved at least annually in accordance with the requirements of the 1940 Act.

Subadvisory Agreement

The Manager has entered into a second amended and restated subadvisory agreement (the “Subadvisory Agreement”) with PGIM, which provides that PGIM will furnish investment advisory services in connection with the management of the Company.

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

The Subadvisory Agreement provides that it will terminate in the event of its assignment (as defined in the 1940 Act) or upon the termination of the Management Agreement. The Subadvisory Agreement may be terminated by the Company, the Manager, or PGIM upon not more than 60 days’ nor less than 30 days’ written notice. Unless earlier terminated as described below, the Subadvisory Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually in accordance with the requirements of the 1940 Act.

Sub-Subadvisory Agreement

PGIM has entered into a sub-subadvisory agreement (the “Sub-Subadvisory Agreement”) with Deerpath, which provides that Deerpath will furnish investment advisory services to the Company.

Under the Sub-Subadvisory Agreement, Deerpath, subject to the supervision of the Manager and PGIM, is responsible for managing a portion of the assets of the Company in accordance with the Company’s investment objective, investment program and policies, consistent with Deerpath’s standard practices with respect to third-party client accounts. The Manager continues to have responsibility for all investment advisory services pursuant to the Management Agreement and supervises Deerpath’s performance of such services.

The Sub-Subadvisory Agreement provides that it will terminate in the event of its assignment (as defined in the 1940 Act) or upon the termination of the Subadvisory Agreement. The Sub-Subadvisory Agreement may be terminated at any time without the payment of any penalty, either by vote of the Board or by vote of a majority of the outstanding voting securities of the Company. The Sub-Subadvisory Agreement may be terminated by PGIM or Deerpath upon not more than 60 days’ nor less than 30 days’ written notice. Unless earlier terminated as described below, the Sub-Subadvisory Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually in accordance with the requirements of the 1940 Act.

Any new subadvisory or sub-subadvisory agreement or amendment to the Company’s Management Agreement, Subadvisory Agreement or Sub-Subadvisory Agreement that directly or indirectly results in an increase in the aggregate management fee rate payable by the Company will be submitted to the Company’s shareholders for their approval. PGIM Investments does not currently intend to retain unaffiliated subadvisers.

Compensation of Manager

The Company will pay the Manager a fee for its services under the Management Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders. The Manager pays all or a portion of the management fee and the incentive fee to PGIM. The Company does not directly compensate PGIM for its sub-advisory services.

Management Fee

The Manager will receive a management fee from the Company. The base management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. The Manager previously contractually agreed to waive its management fee in its entirety through December 31, 2025 (the "Waiver Period").

Incentive Fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below. The Manager previously contractually agreed to waive its incentive fee in its entirety through the Waiver Period.

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

Sub-Advisory Fee

Pursuant to the Subadvisory Agreement, the Manager pays a portion of the management fee and incentive fee it receives from the Company to PGIM. No advisory fees are paid by the Company directly to PGIM. During the Waiver Period, the Company did not bear the cost of the management fee, incentive fee or subadvisory fee.

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

PGIM Fixed Income will receive an annual subadvisory fee, payable monthly in arrears by the Manager at an annual rate of 0.42% of the value of the Company’s net assets within the portion of the portfolio managed by PGIM Fixed Income as of the beginning of the first calendar day of the applicable month. For the avoidance of doubt, no incentive fee shall be paid by the Manager to PGIM Fixed Income. As of December 31, 2025, there are currently no assets in the Company managed by PGIM Fixed Income.

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

Sub-Subadvisory Fee

For the portion of the Company's assets allocated to Deerpath, PPC will pay a portion of the Management Fee and Incentive Fee it receives from the Manager to Deerpath. No advisory fees will be paid by the Company directly to Deerpath. As of December 31, 2025, there are currently no assets in the Company managed by Deerpath.

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

The shareholder servicing and/or distribution fees will be paid monthly in arrears. The shareholder servicing and/or distribution fees are similar to sales commissions. The distribution and servicing expenses borne by the participating brokers may be different from and substantially less than the amount of shareholder servicing and/ or distribution fees charged. The Distributor will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. All or a portion of the shareholder servicing and/or distribution fee may be used to pay for sub-transfer agency, and sub-accounting services that are not required to be paid pursuant to the shareholder servicing and/or distribution fees under FINRA rules. The Company also may pay for these sub-transfer agency and sub-accounting and certain other administrative services outside of the shareholder servicing and/or distribution fees and its distribution and servicing plan (the “Distribution and Servicing Plan”). Because the shareholder servicing and/or distribution fees with respect to Class S Shares and Class D Shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under our distribution reinvestment plan.

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D Shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Distributor will waive the shareholder servicing and/or distribution fee that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

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

No action is required on the part of a registered shareholder to have his, her or its cash dividend or other distribution reinvested in our shares, except shareholders in certain states. Shareholders can elect to “opt out” of the Company’s distribution reinvestment plan in their subscription agreements (other than Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Minnesota, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan and must affirmatively opt in to participate in the plan). Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Minnesota, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Tennessee, Texas, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares.

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

The direct lending market is generally a leveraged buyout-driven, private equity-led market, which is driven by sponsored deal flow, estimated at 80%+ of the market, yet fundamentally relies on privately placed credit and terms underwriting negotiated directly with the issuer without an intermediary. However, direct lending is also used for refinancings, recapitalizations, growth financings and strategic acquisitions not involving private equity firms, also known as non-sponsored transactions. The Company believes it is well positioned to source non-buyout deals through its direct access to companies in the middle market and comfort and experience dealing with non-sponsored transactions.

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

As a result of these dynamics, the Company's investment philosophy in direct lending is reinforced. The Company focuses on leveraging its unique origination network to produce a diverse portfolio of both non-sponsored, non-change of control loans coupled with a selective approach to sponsored loans. This origination strategy is broadly focused on middle market borrowers in the United States between $5-$75 million of EBITDA. PPC believes their non-sponsored origination capability offers diversification and differentiation to the portfolio with those borrowers typically sized between $25-$75 million of EBITDA. PPC believes the size and longevity of these borrowers more than offset non-sponsored risk (i.e., lack of equity fund capital/governance). PPC and Deerpath are also leading sponsored direct lenders, focused on the core and lower middle market with borrowers typically ranging from $10-$50 million of EBITDA, and $5-$25 million of EBITDA, respectively. On the lower end of this range, smaller company risk is offset by equity contribution and sponsor governance. In the majority of their financings, the Private Credit Subadvisers typically seek to be sole, lead, or co-lead lenders to exert control and influence over terms, relationship management, and investment outcome.

This origination approach has enabled the Company to continue to grow its direct lending investment pace while also remaining disciplined on risk credit underwriting. The Company maintains its investment discipline in directly originated loans by:

•
Focusing on first lien senior secured loans, which generally provides for lower rates of defaults and higher recoveries;
•
Seeking deals with maintenance covenant(s) and terms protection for equity friendly events;
•
Average entry leverage of less than 4.5x debt to EBITDA and less than 50% LTV (Loan to Enterprise Value);
•
Maintaining origination capabilities through its regional-office network allowing it to be selective; and
•
Deploying an underwriting process resulting in selective investment decisions.

Attractive Opportunities in Senior Secured Loans

We believe that opportunities in senior secured loans are significant because of the strong defensive characteristics of this asset class. While there is inherent risk in investing in any securities, senior secured debt is on the top of the capital structure and thus has priority in payment among an issuer’s security holders (i.e., senior secured debt holders are due to receive payment before junior creditors and equity holders). Further, these investments are secured by the issuer’s assets, which may be liquidated in the event of a default, if necessary. Senior secured debt often has restrictive covenants for the purpose of additional principal protection and ensuring repayment before junior creditors (i.e., most types of unsecured bondholders, and other security holders) and preserving collateral to protect against credit deterioration.

PPC Strengths

Prudential’s investment management business, PGIM, is one of the top ten asset managers worldwide, managing more than $1.47 trillion of assets as of December 31, 2025 and providing deep asset class expertise to meet its clients’ investment objectives. PPC is a leading source of private debt for public and private companies and is the private credit arm of PGIM. As of December 31, 2025, PPC managed a $112.6 billion portfolio of private placements, loans and mezzanine investments through its regional office network in North America, Europe and Australia. The business is supported by 205 investment professionals located in cities across the globe. PPC is a key player in the direct lending asset class, stemming from (i) conservative underwriting, principally driven by seeking borrowers with lower leverage profiles, and (ii) strong capabilities to reduce losses and maximize post- default recovery ratios, which are derived from a disciplined approach to covenants and terms coupled with an active portfolio management strategy, including an experienced workouts team.

PPC believes that the following characteristics distinguish PPC as an investment subadviser:

o
Experienced Subadviser. PPC has invested in the direct lending asset class since 2000, and during that time, has employed a consistent investment strategy with long continuity of its investment professionals. PPC believes its depth and experience are important and distinct attributes offered to investors. Members of PPC’s direct lending investment committee (the “Investment Committee”) have on average 30 years of private market experience and PPC’s other regional and product Managing Directors (excluding the investment committee) have been with PPC for an average of 24 years.
o
Scale of Operations. As of December 31, 2025, PPC manages a portfolio in excess of $112.6 billion in private capital spread across 1,100 companies in numerous industries and geographies and across the risk spectrum. This scale allows PPC to have a broad view of the debt markets, to research and analyze prospective investments effectively and to cast a wide sourcing net across the middle market.
o
Global Network. PPC maintains a regional office network across North America, Europe and Australia that includes 15 offices and 205 investment professionals. PPC believes that this broad network provides the Company with consistent access to deals both on a non-sponsored and sponsored basis and both industry and geographic diversification for its investors.
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
•
Detailed Portfolio Management. PPC employs a cycle-tested, disciplined credit culture by focusing on true first lien, senior secured credit risk with conservative underwriting leverage. PPC focuses on industries that it believes are well established and on companies operating in value-added, defensible niches, with longer revenue life-cycles and stable cash flows. Transactions are generally structured with modest leverage, maintenance covenant(s), limitations on equity distributions and are generally issued at the primary operating company level with structural priority.
o
PPC Track Record. Since PPC’s inception in 2000, and as of December 31, 2025, PPC has invested $11.5 billion in 360 direct lending transactions.

Deerpath Strengths

Founded in 2007, Deerpath is an indirect, majority-owned subsidiary of Prudential. Deerpath specializes in providing cash-flow based first lien, senior secured loans to lower middle market companies based primarily in the U.S. There is a particular emphasis on investing in companies controlled by private equity sponsors. As of December 31, 2025, Deerpath had more than $9.0 billion of assets under management and employed approximately 100 professionals spread across regional offices. Deerpath is a leader in its market and employs a business model designed to build a differentiated loan portfolio. Deerpath’s investment selection criteria emphasizes (i) high quality underlying businesses, (ii) conservative first lien senior loan structures with low leverage and loan-to-value levels, (iii) strong loan protections including maintenance covenant(s) and (iv) private equity sponsorship. Deerpath has strong capabilities to reduce losses and maximize post- default recovery ratios. These capabilities are derived from Deerpath’s disciplined investment selection criteria coupled with an active portfolio management strategy, including an experienced investment restructuring team.

Deerpath believes that the following strengths distinguish it as an investment subadviser:

•
Strategic Focus. For the past 19 years Deerpath has been a single strategy investment manager focused on providing first lien senior secured loans to U.S.-based lower middle market companies backed by a private equity sponsor. Deerpath's target market includes loans of $25 million to $125 million to companies with enterprise values of $50 million to $250 million, and EBITDA of $5 million to $25 million. As of December 31, 2025, approximately 99% of Deerpath’s investments were sponsor backed transactions.
•
Experienced Subadviser. Deerpath has invested in the direct lending asset class since 2007 and during that time has employed the same investment strategy. This strategy has been executed by a team of seasoned investment professionals. Deerpath believes its depth and experience are important and distinct attributes offered to investors. The members of the Deerpath Investment Committee have an average of 25 years of industry experience.
•
Scale of Operations. Deerpath considers itself as one of the largest institutional first lien direct lender focused on the U.S. sponsor backed lower middle market. As of December 31, 2025, Deerpath manages approximately $9.0 billion in AUM invested across a diverse set of U.S. industries in the lower middle market. As of December 31, 2025, Deerpath has invested $15.2 billion in more than 1,200 direct lending transactions. This scale allows Deerpath to have a broad view of its target market, and effectively source and analyze 2,000 prospective investments per year through its robust origination platform.
•
Differentiated Origination. Deerpath sources new investment opportunities through three primary channels: private equity sponsors, investment bankers and Deerpath’s existing portfolio. Deerpath maintains a wide sourcing platform through five U.S. regional teams. These teams actively cover approximately 500 private equity sponsors and numerous investment bankers that participate in the lower middle market. Having operated in the same market since inception, Deerpath believes its broad network of deep relationships provides it with superior access to private equity sponsored deals. This allows Deerpath to be highly selective in the underwriting process, and provides sponsor, industry and geographic diversification to its investors.
•
Disciplined Credit Culture. Deerpath employs a cycle-tested, disciplined credit culture focused on true first lien, senior secured credit risk with conservative underwriting parameters. Deerpath favors well understood businesses that exhibit enduring demand over economic cycles, have diversity across customers, products and suppliers, generate consistent cash flows and thus have a long operating history that can be thoroughly underwritten. Transactions are generally structured with modest leverage, maintenance covenant(s), limitations on equity distributions and are generally issued at the primary operating company level with structural priority.
•
Detailed Portfolio Management. Once a transaction closes, Deerpath's Portfolio Reporting & Analysis Team works actively with portfolio companies. The team diligently assists in the monitoring of portfolio company performance through the review of monthly and/or quarterly financial statements and quarterly covenant compliance certificates which are maintained in Deerpath’s portfolio monitoring system. Deerpath also has direct dialogue with its portfolio companies’ management teams and/or private equity sponsors, which allows it to ask questions and receive real-time information on performance on an as needed basis. The deal teams meet weekly with Deerpath’s leadership to address any pending issues or opportunities. Through these recurring processes, Deerpath seeks to monitor changes in performance that might adversely affect a portfolio company’s ability to service its debt and provide an early warning system to identify investments requiring more oversight.

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

The Company primarily seeks investments in middle market companies predominantly located in the United States, as well as up to 30% of its total assets in investments in other countries (primarily Canada, Europe, Australia and Latin America). The Company’s philosophy is to provide investors with superior geographic diversification. Through their multiple U.S. regional offices, the Private Credit Subadvisers can effectively cover the middle market and diversify the Company’s investments across the entire United States. In addition, through PPC’s international offices, the Company can obtain international exposure. Non-U.S. investments have grown in recent years in conjunction with PPC’s non-U.S. office expansion, especially in Europe. PPC, in particular, has been focused on achieving the same underwriting characteristics of U.S. deals in non-U.S. opportunities, especially in the United Kingdom, where creditor rights are very strong.

The loans in which the Company invests will generally pay floating interest rates tied to Secured Overnight Financing Rate (“SOFR”) (or the local equivalent, e.g., Sterling Overnight Index Average (“SONIA”, Euro Interbank Offered Rate (“EURIBOR”) and Bank Bill Swap Rate (“BBSW”)) plus a fixed spread. The reference rate is often supported by a minimum rate floor (e.g., 1.0% in the case of SOFR loan), which further protects yields during periods of low rates and monetary easing. We believe the consequence of floating rate loans can create a natural inflation hedge on returns for the Company’s investors as interest rates often rise during periods of inflation.

The privately originated and privately negotiated senior secured loans in which the Company invests generally have stated terms of five- to six-years, but the expected average terms of such loans is generally three years in practice. It is expected that most of the Company’s privately originated debt investments will be unrated. The Company’s debt investments may also be rated by a nationally recognized statistical rating organization, and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. or lower than “BBB-” by Standard & Poor’s Ratings Services). The Company’s unrated debt investments will generally have credit quality consistent with below investment grade securities.

The Company expects to participate in “sponsored transactions” where the Company provides a loan in connection with a portfolio company transaction to what the Private Credit Subadvisers believe to be are high-quality private equity firms as well as “non-sponsored transactions,” where the Company makes loan to a company that is not owned by a private equity firm, where the Company works with an owner/management team directly. The Private Credit Subadvisers have the resources to efficiently identify and manage such sponsored and non- sponsored investments in a sustained way.

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

The broadly syndicated loans in which the Company invests generally consist of first lien, senior secured floating rate loans that are arranged through private negotiations between a corporation or other institution that is the borrower and one or more financial institutions that are the lenders. In managing Company assets, PGIM Fixed Income uses a combination of top-down economic analysis and bottom-up research in conjunction with proprietary quantitative models and risk management systems. In the top-down economic analysis, PGIM Fixed Income develop views on economic, policy and market trends. In its bottom-up research, it develops an internal rating and outlook on issuers. PGIM Fixed Income may also consider investment factors such as expected total return, yield, spread and potential for price appreciation as well as credit quality, maturity and risk.

Valuation Process

Each month, the Valuation Designee will value investments in our portfolio, and such values will be disclosed each quarter in reports filed with the SEC. Investments for which market quotations are readily available are valued at such market quotations. Securities that are not publicly traded or for which market prices are not readily available will be valued at fair value as determined in good faith pursuant to procedures adopted by the Valuation Designee, and under the oversight of, the Board, based on, among other things, the input of the Manager, the Subadvisers and independent third-party valuation firms engaged at the direction of the Valuation Designee to review the Company’s investments. The Board will review and determine, or (subject to the Board’s oversight) delegate to the Valuation Designee to determine, the fair value of each of the Company’s investments and NAV per share each month.

Investments

As of December 31, 2025, the fair value of our investments is $361.6 million in 64 portfolio companies. The composition of the Company’s investment portfolio at cost and fair value was as follows (dollar amounts in thousands):

	December 31, 2025
	Cost	Fair value	Percentage of Total Investments at Fair Value
First Lien Debt	$356,730	$360,727	99.77%
Equity Investments	367	827	0.23%
Total	$357,097	$361,554	100.00%

See Consolidated Schedule of Investments as of December 31, 2025, in our Consolidated Financial Statements in “Part II, Item 8. – Consolidated Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for more information on these investments.

As of December 31, 2025, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $33.2 million.

Allocation of Investment Opportunities General

The Manager, the Subadvisers and their respective affiliates may provide investment management services to other BDCs, registered investment companies, investment funds, client accounts and proprietary accounts that affiliated investment advisers may establish.

The Subadvisers will share any investment and sale opportunities with their other clients and the Company in accordance with the 1940 Act and the Advisers Act, and such Subadviser’s allocation policies. Pursuant to its allocation policies, a Subadviser will allocate investment opportunities in a manner that is consistent with an allocation methodology that is designed to ensure that allocations of such opportunities are made on a fair and equitable basis over time. In determining such allocations, a Subadviser may take into account such factors as it deems appropriate, including, but not limited to, clients’ investment objectives and focus, target investment sizes and target returns, available capital (including anticipated leverage), mandatory minimum investment rights, contractual obligations, applicable investment restrictions (including concentration limits), portfolio diversification, risk management, ramp-up periods, fund tenors, target investment capacity, foreign currency and availability of currency and other hedging strategies, legal, tax, regulatory, and other similar considerations (including internal policies and procedures, such as compliance with the 1940 Act, and targeted investment capacity), actual or potential conflicts of interest, subject in each case to a client’s operational limitations on its ability to comply with funding requirements, as well as other factors deemed relevant by a Subadviser.

In addition, as a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely in certain circumstances limit the Company’s ability to make investments or enter into other transactions alongside other clients of the Manager and its affiliates.

Co-Investment Relief

We have received exemptive relief that allows the Company to co-invest in certain transactions with certain affiliates of the Manager. The relief permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Manager and certain funds managed and controlled by the Manager and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Board has approved co-investment policies and procedures describing how we will comply with the co-investment exemptive relief. The Company may participate or may not participate, depending on whether the Subadvisers determine that the investment is appropriate for the Company (e.g., based on investment strategy). If an investment is consistent with our then-current core investment objectives and strategies (the “Core Mandates”), the Subadvisers must present us with the opportunity to participate in the investment. If we do participate, the co-investment is generally allocated to us and any other affiliates of the Manager and certain funds managed and controlled by the Manager and its affiliates participating in the investment that target similar assets pro rata based on available capital in the applicable asset class. If the Subadvisers determine that such investment is not appropriate for us, the investment will not be allocated to us.

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

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Manager or its affiliates pursuant to the terms of the Management Agreement. Each of our executive officers described under “Management of the Company” is employed by the Manager or its affiliates. Our day-to-day investment operations are managed by the Subadvisers. The services necessary for the sourcing and administration of our investment portfolio are provided by investment professionals employed by the Manager or its affiliates. The investment team focuses on origination and transaction development and the ongoing monitoring of our investments.

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

In implementing these temporary strategies, the Company may invest all or a portion of its assets in cash; fixed income securities; U.S. government securities, including bills, notes and bonds differing as to maturity and rates of interest that are either issued or guaranteed by the Treasury or by U.S. government agencies or instrumentalities; certificates of deposit issued against funds deposited in a bank or a savings and loan association; commercial paper; bankers’ acceptances; bank time deposits; shares of money market funds or short-term bond funds; securities issued or guaranteed by the federal government or any of its agencies, or any state or local government; or any other securities or cash equivalents that the Subadvisers consider consistent with this strategy.

Other Investments and Strategies. In addition to its principal investment strategies, the Company also may use the following non-principal investment strategies to try to increase its returns or protect its assets if market conditions warrant.

ESG Integration. The Private Credit Subadvisers consider relevant environmental, social and governance (“ESG”) factors as part of their comprehensive investment analysis. More specifically, the Private Credit Subadvisers analyze ESG factors as part of their broader investment decisions if they are of material importance in the context of the investment. Each factor is considered during the initial investment process and re-assessed periodically. While the Private Credit Subadvisers’ investment teams are provided with information on ESG factors, and take ESG risks into account when making an investment decision, such ESG risks would not by themselves prevent the Private Credit Subadvisers from making any investment. Instead, ESG factors form part of the overall risk management processes, and are one of many risks which may, depending on the specific investment opportunity, be relevant to a determination of risk. However, the Private Credit Subadvisers do not apply any absolute risk limits or risk appetite thresholds which relate exclusively to ESG risk as a separate category of risk. For the avoidance of doubt, while the Private Credit Subadvisers are committed to ESG principles, the Company would not be considered to promote ESG characteristics or have sustainable investment as its objective.

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

On December 1, 2025, the Company closed on an offering of 110 promissory notes in each of Class S and Class D Common Shares due on December 1, 2055 (the “Promissory Notes”) in a private offering, with each Promissory Note being issued in connection with the issuance of one common share of the Company (the “Promissory Notes Offering”) to accredited investors (as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (“Securities Act”). The aggregate principal amount of the Promissory Notes are $110,000 less the value of 110 common shares at issuance for each Class S and Class D common shares. The Company will pay interest equal to 12.0% per year on each outstanding Promissory Note, with such interest to be paid semi-annually on or before June 30 and December 31 each year. The Manager has voluntarily agreed to waive such interest expense.

The Promissory Notes are general unsecured senior obligations of the Company and rank equally with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company. The Promissory Notes are subject to prepayment, in whole or in part, at any time on or following the date on which the Company has repurchased the common share issued in connection with the Promissory Note. If the Company elects to prepay the Promissory Notes, the Company will pay the principal as of the prepayment date plus all accrued, unpaid, and past due interest, and if the prepayment occurs within 24 months of the issue date, the Company will pay a one-time prepayment premium. The Promissory Notes are also subject to certain customary events of default with cure periods,as applicable. The Promissory Notes are also subject to certain restrictions necessary to protect the Company’s status as a business development company under the 1940 Act.

Code of Ethics. We, the Manager, the Subadvisers and the Distributor have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy this code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may

obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

Our website is https://www.pgim.com/privatecredit. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10- Q, current reports on Form 8-K, proxy statement and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Proxy Voting Policies and Procedures

The Board has delegated to the Manager the responsibility for voting any proxies and maintaining proxy recordkeeping with respect to the Company. The Manager is authorized by the Company to delegate, in whole or in part, its proxy voting authority to the Subadvisers or third party vendors consistent with the policies set forth below. The proxy voting process shall remain subject to the supervision of the Board, including any committee thereof established for that purpose.

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

The Manager delegates to the Company’s Subadvisers the responsibility for voting proxies. The Subadvisers are expected to identify and seek to obtain the optimal benefit for the Company, and to adopt written policies that meet certain minimum standards, including that the policies be reasonably designed to protect the best interests of the Company and delineate procedures to be followed when a proxy vote presents a conflict between the interests of the Company and the interests of the Subadvisers or their affiliates. The Manager and the Board expect that the Subadvisers will notify the Manager and Board at least annually of any such conflicts identified and confirm how the issue was resolved.

The Proxy Voting Policies and Procedures of the Subadvisers are set forth below. The guidelines will be reviewed periodically by the Subadvisers, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, the Subadvisers have a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interest of clients and not subrogate client interests to its own interests. Rule 206(4)-6 under the Advisers Act places specific requirements on registered investment advisers with proxy voting authority.

Proxy Policies

The Subadvisers’ policies and procedures are reasonably designed to ensure that the Subadvisers vote proxies in the best interest of the Company and addresses how it will resolve any conflict of interest that may arise when voting proxies and, in so doing, to maximize the value of the investments made by the Company, taking into consideration the Company’s investment horizons and other relevant factors. It will review on a case-by-case basis each proposal submitted for a shareholder vote to determine its impact on the portfolio securities held by its clients. Although the Subadvisers will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exist compelling long-term reasons to do so.

Decisions on how to vote a proxy generally are made by the Subadvisers. In determining whether and how to vote, the Subadvisers consider a number of items including detailed knowledge of the issuer’s financial condition, long- and short-term economic outlook for the issuer, the issuer’s capital structure and debt-service obligations, the issuer’s management team and capabilities, as well as other relevant factors. In addition, the Subadvisers may determine not to vote a proxy after consideration of the vote’s expected benefit to clients and the cost of voting the proxy.

The Company’s interests are placed ahead of any potential interest of PGIM or its asset management units. Relevant members of management and regulatory personnel oversee the proxy voting process and monitor potential conflicts of interests. In addition, should the need arise, senior members of management, as advised by the Subadvisers’ Compliance and Law departments, are authorized to address any proxy matter involving an actual or apparent conflict of interest that cannot be resolved at the level of an individual asset management business unit.

Proxy Voting Records

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: c/o PGIM Private Credit Fund, 655 Broad Street, Newark, NJ 07102-4410, Attention: Chief Compliance Officer.

Item 1A. Risk Factors.

Investing in our Common Shares involves a number of significant risks. The following information is a discussion of the material risk factors associated with an investment in our Common Shares specifically, as well as those factors generally associated with an investment in a company with investment objectives, investment policies, capital structure or trading markets similar to ours. In addition to the other information contained in this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC, you should consider carefully the following information before making an investment in our Common Shares. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of our Common Shares could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Structure

We have a limited operating history.

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

Our ability to achieve our investment objective depends on the ability of the Manager and the Private Credit Subadvisers to manage and support our investment process. If the Manager or the Private Credit Subadvisers were to lose any members of their respective senior management teams, our ability to achieve our investment objectives could be significantly harmed.

Since we have no employees, we depend on the investment expertise, skill and network of business contacts of the broader networks of the Manager and its affiliates as well as the persons and firms the Manager may retain to provide services on our behalf. The Manager evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of the Private Credit Subadvisers and their senior management teams. The departure of any members of the Private Credit Subadvisers’ senior management teams could have a material adverse effect on our ability to achieve our investment objective.

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

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Manager or the Private Credit Subadvisers to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

The Manager and the Private Credit Subadvisers depend on their relationships with private equity sponsors, investment banks, commercial banks and others, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Manager, the Private Credit Subadvisers or their affiliates fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Manager, the Private Credit Subadvisers or their affiliates have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

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

Securities that are not publicly traded or for which market prices are not readily available will be valued at fair value as determined in good faith pursuant to procedures adopted by the Manager, as Valuation Designee pursuant to Rule 2a-5 under the 1940 Act, and under the oversight of the Board, based on, among other things, the input of the Manager, the Subadvisers and independent third-party valuation firms engaged at the direction of Valuation Designee to review the Company’s investments.

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

We may fund our cash distributions to shareholders from any sources of funds available to us, including borrowings, subscription proceeds from shares in the Company, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of investments in portfolio companies and fee and expense reimbursement waivers from the Manager, if any. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this Annual Report on Form 10-K. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of the Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. We cannot assure shareholders that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from borrowings or sources other than cash flow from operations in anticipation of future cash flow, which may constitute a return of shareholder’s capital. A return of capital is a return of shareholder’s investment, rather than a return of earnings or gains derived from our investment activities. A shareholder will not be subject to immediate taxation on the amount of any distribution treated as a return of capital to the extent of the shareholder’s basis in its shares; however, the shareholder’s basis in its shares will be reduced (but not below zero) by the amount of the return of capital, which will result in the shareholder recognizing additional gain (or a lower loss) when the shares are sold. To the extent that the amount of the return of capital exceeds the shareholder’s basis in its shares, such excess amount will be treated as gain from the sale of the shareholder’s shares. Distributions from the proceeds of our prior offerings or from borrowings also could reduce the amount of capital we ultimately invest in our portfolio companies.

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

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from our ongoing offering, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).

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

As a public reporting company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

As a public company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. Maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

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

In recent years, there has been increased regulatory enforcement activity and rulemaking impacting the financial services industry. It is possible that the SEC and certain other regulatory bodies could pursue policy changes that could impose additional costs on us and our investments, require significant attention of senior management or result in limitations on the manner in which we or the companies in which we invest conduct business. While this risk may increase or decrease with changing U.S. presidential administrations and different expressed policy priorities, we cannot predict at this time whether and the extent to which the current U.S. presidential administration and senior officials at the SEC and other federal agencies will pursue any specific policy priorities or changes. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could adversely impact our business or the business of our portfolio companies.

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

In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto, and has proposed and/or taken actions to increase tariffs or other duties on goods or products being imported into the U.S. For example, the U.S. government has imposed, and may in the future increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Recently, the current U.S. presidential administration has proposed and/or imposed significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. We cannot predict how or what tariffs will be imposed or what retaliatory measures other countries, including China, may take in response to tariffs proposed or imposed by the U.S. Such uncertainty and/or tariffs or counter-measures could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of portfolio companies whose businesses rely on imported goods.

There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Financial regulatory changes in the United States could adversely affect our business.

The financial services industry continues to be the subject of heightened regulatory scrutiny in the United States. There has been active debate over the appropriate extent of regulation and oversight of investment funds and their managers. We may be adversely affected as a result of new or revised regulations imposed by the SEC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and regulations by these governmental authorities and self-regulatory organizations. Further, new regulations or interpretations of existing laws may result in enhanced disclosure obligations, including with respect to sustainability matters, which could negatively affect us and materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time or buy new technology to comply effectively.

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

We, the Manager, the Distributor and their respective affiliates are subject to regulatory oversight, which could negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business.

Our business and the businesses of the Manager, the Distributor and their respective affiliates are subject to extensive regulation, including periodic examinations, inquiries and investigations, which may result in enforcement and other proceedings, by governmental agencies and self-regulatory organizations in the jurisdictions in which we and they operate around the world, including the SEC and various other U.S. federal, state and local agencies. These authorities have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities.

We, the Manager, the Distributor and their respective affiliates have received, and may in the future receive, requests for information, inquiries and informal or formal investigations or subpoenas from such regulators from time to time in connection with such inquiries and proceedings and otherwise in the ordinary course of business. These requests could relate to a broad range of matters, including specific practices of our business, the Manager, the Distributor, our investments or other investments the Manager or its affiliates make on behalf of their clients, potential conflicts of interest between us and the Manager, Distributor or their affiliates, or industry wide practices. Actions by and/or initiatives of the SEC and/or other regulators can have an adverse effect on our financial results, including as a result of the imposition of a sanction, a limitation on our, Prudential's or our personnel's activities, or changing our historic practices. Any adverse publicity relating to an investigation, proceeding or imposition of these sanctions could harm our or Prudential's reputation and have an adverse effect on our future fundraising or operations. The costs of responding to legal or regulatory information requests, any increased reporting, registration and compliance requirements will be borne by us in the form of legal or other expenses, litigation, regulatory proceedings or penalties, may divert the attention of our management, may cause negative publicity that adversely affects investor sentiment, and may place us at a competitive disadvantage, including to the extent that we, the Manager, the Distributor or any of their respective affiliates are required to disclose sensitive business information or alter business practices.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our consolidated financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

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

Our investments may be risky and, subject to Company’s intent to invest at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit investments. The Company considers private credit investments to include loans, bonds and other credit instruments that are issued in private offerings or issued by private companies. There is no limit on the amount of any such investments in which we may invest. In addition, investment analyses and decisions by the Company and the Subadvisers will often be undertaken on an expedited basis in order for the Company to take advantage of investment opportunities. In such cases, the information available to the Company and the Subadvisers at the time of an investment decision may be limited, and the Company and the Subadvisers may not have access to the detailed information necessary for a full evaluation of the investment opportunity. In addition, the financial information available to the Company and the Subadvisers may not be accurate or provided based upon accepted accounting methods. The Company and the Subadvisers will rely upon independent consultants or advisors in connection with the evaluation of proposed investments. There can be no assurance that these consultants or advisors will accurately evaluate such investments.

Risk Associated with Unspecified Transactions; No Assurance of Investment Return. Investors will be relying on the ability of the Subadvisers to source, negotiate and consummate Company originated loans (each, a “loan” and, together with other portfolio investments, the “portfolio investments”) using the investments of shareholders, and there is no assurance that the Subadvisers will find a sufficient number of attractive opportunities to meet the Company’s investment objective or that the Company will be able to make and realize its investment objective. The realizable value of a highly illiquid investment, at any given time, may be less than its intrinsic value. In addition, certain types of investments held by the Company may require a substantial length of time to liquidate. Furthermore, to the extent the investment strategy of the Company relies upon a certain set of market and economic conditions and such conditions do not materialize for an extended period of time, the Company may not be able to invest a significant portion of the proceeds. There can be no assurance that the Company will be able to generate returns for its investors or that the returns will be commensurate with the risks of investing in the type of portfolio investments and transactions described herein.

Any information included in any of the Company’s marketing materials regarding targeted returns for the Company is provided as an indicator as to how the Company will be managed and is not intended to be viewed as an indicator of likely performance returns to investors in the Company. Any targeted return information is based upon projections, estimates and assumptions that a potential investment will yield a return equal to or greater than the target. Accordingly, there can be no assurance that the Company’s projections, estimates or assumptions will be realized or that the Subadvisers will be successful in finding investment opportunities that meet these anticipated return parameters.

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

Although certain loans in which the Company may invest will be secured by collateral, there can be no assurance that such collateral could be readily liquidated or that the liquidation of such collateral would satisfy the borrower’s obligation in the event of non-payment of scheduled interest or principal. In the event of the bankruptcy or insolvency of a borrower, the Company could experience delays or limitations with respect to its ability to realize the benefits of the collateral securing a loan. In the event of a decline in the value of the already pledged collateral, if the terms of a loan do not require the borrower to pledge additional collateral, the Company will be exposed to the risk that the value of the collateral will not at all times equal or exceed the amount of the borrower’s obligations under the loans. To the extent that a loan is collateralized by stock in the borrower or its subsidiaries, such stock may lose some or all of its value in the event of the bankruptcy or insolvency of the borrower. Those loans that are under- collateralized involve a greater risk of loss.

For some loans, a financial institution or other entity is designated as the administrative agent and/or collateral agent. There is a risk that a loan agent may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by holders of the associated indebtedness, including attempts to realize upon the collateral securing the associated indebtedness and/or direct the agent to take actions against the related obligor or the collateral securing the associated indebtedness and actions to realize on proceeds of payments made by obligors that are in the possession or control of any other financial institution. In addition, we may be unable to remove the agent in circumstances in which removal would be in our best interests. Moreover, agented loans typically allow for the agent to resign with certain advance notice.

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

If legislation or federal or state regulations require financial institutions to increase their capital requirements this may cause financial institutions to dispose of loans that are considered highly levered transactions. Such sales could result in prices that, in the opinion of the Subadvisers, do not represent fair value. If the Company attempts to sell a loan at a time when a financial institution is engaging in such a sale, the price the Company could get for the loan may be adversely affected.

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

Broadly Syndicated Loans Risk. The Company may invest in senior secured loans that include broadly syndicated loans where we do not act as lead arranger, joint lead arranger or co-manager. In addition, the broadly syndicated loans in which we will invest may not be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and may not be rated by a credit rating agency. Under the documentation for such loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. Accordingly, we may be precluded from directing such actions unless we or a Subadviser is the designated administrative agent or collateral agent or we act together with other holders of the indebtedness. If we are unable to direct such actions, we cannot assure you that the actions taken will be in our best interests.

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

•
the possible invalidation of a debt or lien as a “fraudulent conveyance”;
•
the recovery as a “preference” of liens perfected or payments made on account of a debt in the 90 days before a bankruptcy filing;
•
equitable subordination claims by other creditors;
•
“lender liability” claims by the portfolio company of the obligations; and
•
environmental and/or other liabilities that may arise with respect to collateral securing the obligations.

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

Loan Origination. The Private Credit Subadvisers will originate loans on behalf of the Company. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies, particularly companies experiencing significant business and financial difficulties, is high. There can be no assurance that the Private Credit Subadvisers and the Company will correctly evaluate the value of the assets collateralizing these loans or the prospects for successful repayment or a successful reorganization or similar action.

In accordance with applicable law, the Company’s ability to acquire loans could be dependent on the existence and performance of the Private Credit Subadvisers’ origination platform, which includes other funds’ managed by the Private Credit Subadvisers and enables the Private Credit Subadvisers to commit in size to multiple deals. Therefore, a decrease in the Private Credit Subadvisers’ origination platform or its inability to acquire investments suitable for the Company could reduce or possibly eliminate the ability of the Company to participate in certain loans within the Company’s investment objective and would have a material adverse effect on the Company’s performance. Other funds of the Private Credit Subadvisers could be subject to certain restrictions on the types of investments they can make, and such restrictions may in effect limit the types of investments the Company could make to the extent that the Company is dependent on the Private Credit Subadvisers’ origination platform.

Loan origination involves a number of particular risks that may not exist in the case of secondary debt purchases. The Private Credit Subadvisers may have to rely more on their own resources to conduct due diligence of the borrower, and such borrower may in some circumstances present a higher credit risk and/or could not obtain debt financing in the syndicated markets. Loan origination may also involve additional regulatory risks given licensing requirements for certain types of lending in some jurisdictions, and the scope of these regulatory requirements (and certain permitted exemptions) may vary from jurisdiction to jurisdiction and may change from time to time. In addition, in originating loans, the Company will compete with a broad spectrum of lenders, some of which may have greater financial resources than the Company, and some of which may be willing to lend money on better terms (from a borrower’s standpoint) than the Company. Increased competition for, or a diminution in the available supply of, qualifying loans may result in lower yields on such loans, which could reduce returns to the Company. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies, particularly companies experiencing significant business and financial difficulties is unusually high. There is no assurance that the Private Credit Subadvisers will correctly evaluate the value of the assets collateralizing these loans or the prospects for successful repayment or a successful reorganization or similar action.

Secondary Debt. We may be subject to risks arising from purchases of secondary debt. We may invest in secondary loans and secondary debt securities. We are unlikely to be able to negotiate the terms of secondary debt as part of its acquisition and, as a result, these investments likely will not include some of the covenants and protections we may generally seek. Even if such covenants and protections are included in the investments, the terms of the investments may provide portfolio companies substantial flexibility in determining compliance with such covenants. In addition, the terms on which secondary debt is traded may represent a combination of the general state of the market for such investments and either favorable or unfavorable assessments of particular investments by the sellers thereof.

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

•
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
•
Currency Risk. The risk that changes in the exchange rate between two currencies will adversely affect the value (in U.S. dollar terms) of an investment.
•
Leverage Risk. The risk associated with certain types of derivative strategies that relatively small market movements may result in large changes in the value of an investment. Certain investments or trading strategies that involve leverage can result in losses that greatly exceed the amount originally invested.
•
Liquidity Risk. The risk that certain derivative positions may be difficult or impossible to close out at the time that the Company would like or at the price that the Company believes the position is currently worth. This risk is heightened to the extent the Company engages in over-the-counter derivative transactions, which are generally less liquid than exchange-traded instruments.
•
Correlation Risk. The risk that changes in the value of a derivative will not match the changes in the value of the portfolio holdings that are being hedged or of the particular market or security to which the Company seeks exposure. Furthermore, the ability to successfully use derivative instruments depend in part on the ability of the Manager and Subadvisers to predict pertinent market movements, which cannot be assured.
•
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
•
Market Risk. Changes in the value of one or more markets or changes with respect to the value of the underlying asset will adversely affect the value of a derivative. In the event of an adverse movement, the Company may be required to pay substantial additional margin to maintain its position or the Company’s returns may be adversely affected.
•
Operational Risk. Derivatives transactions involve risks of potential operational issues, including documentation issues, settlement issues, systems failures, inadequate controls and human error.
•
Legal Risk. Derivatives transactions involve risks related to insufficient documentation, insufficient capacity or authority of counterparty, or legality or enforceability of a contract.
•
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

In addition, the Commodity Futures Trading Commission (the “CFTC”) subjects advisers to registered investment companies to regulation by the CFTC if a fund that is advised by the investment adviser either (i) invests, directly or indirectly, more than a prescribed level of its liquidation value in certain derivatives, or (ii) markets itself as providing investment exposure to such instruments. CFTC Rule 4.5 permits investment advisers to registered investment companies to claim an exclusion from the definition of “commodity pool operator” under the Commodity Exchange Act (“CEA”) with respect to a fund, provided certain requirements are met. In order to permit the Manager and Subadvisers to claim this exclusion with respect to the Company, the Company will limit its use of such derivatives (excluding transactions entered into for “bona fide hedging purposes,” as defined under CFTC regulations) such that either: (i) the aggregate initial margin and premiums required to establish its derivatives do not exceed 5% of the liquidation value of the Company’s portfolio, after taking into account unrealized profits and losses on such positions, or (ii) the aggregate net notional value of its derivatives does not exceed 100% of the liquidation value of the Company’s portfolio, after taking into account unrealized profits and losses on such positions. Additionally, the Company will not market itself as a “commodity pool” or a vehicle for trading such instruments. Accordingly, the Company is not subject to regulation under the CEA or otherwise regulated by the CFTC, and the Manager has claimed an exclusion from the definition of the term “commodity pool operator” under the CEA pursuant to Rule 4.5 under the CEA. The Manager is not, therefore, subject to registration or regulation as a “commodity pool operator” under the CEA in respect of the Company.

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

Distressed Investments; Restructurings. The Company may make investments in companies that subsequently become distressed (e.g., defaulted, out- of-favor or distressed bank loans and debt securities). Certain of the Company’s investments may, therefore, include specific investments in companies that become highly leveraged with significant burdens on cash flow, and, therefore, involve a high degree of financial risk. Portfolio companies may be facing liquidity challenges due to debt maturities, covenant violations, cyclical challenges or imminent bankruptcy, or they need financing in order to exit bankruptcy. The Company’s investments may be considered speculative and subject to a high degree of risk, and the ability of the relevant portfolio companies to pay their debts on schedule could be adversely affected by interest rate movements, changes in the general economic climate or the economic factors affecting a particular industry, or specific developments within such companies. Investments in companies operating in workout or bankruptcy modes also present additional legal risks, including fraudulent conveyance, voidable preference and equitable subordination risks. The level of analytical sophistication, both financial and legal, necessary for successful investment in companies experiencing significant business and financial difficulties is unusually high. There is no assurance that the Subadvisers will correctly evaluate the value of the assets collateralizing the Company’s loans or the prospects for a successful reorganization or similar action.

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

The market for distressed securities is expected to be less liquid than the market for securities of companies that are not distressed. A substantial length of time may be required to liquidate investments in securities that become distressed. Furthermore, at times, a major portion of an issue of distressed securities may be held by relatively few investors, and the market may be limited to a narrow range of potential counterparties, such as other financial institutions. Under adverse market or economic conditions or in the event of adverse changes in the financial condition of the portfolio companies, the Company may find it more difficult to sell such securities when the Subadvisers believe it advisable to do so or may only be able to sell such securities at a loss. The Company may also find it more difficult to determine the fair market value of distressed securities for the purpose of computing the Company’s net asset value. In some cases, the Company may be prohibited by contract from selling investments for a period of time.

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

A portfolio company that becomes distressed or any distressed asset received by the Company in a restructuring would require active monitoring. Involvement by the Subadvisers in a company’s reorganization proceedings could result in the imposition of restrictions limiting the Company’s ability to liquidate its position therein. Bankruptcy proceedings involve a number of significant risks. Many of the events within a bankruptcy litigation are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, there can be no assurance that a bankruptcy court would not approve actions which may be contrary to the interests of the Company, particularly in those jurisdictions which give a comparatively high priority to preserving the debtor company as a going concern, or to protecting the interests of either creditors with higher ranking claims in bankruptcy or of other stakeholders, such as employees.

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

One of the protections offered in certain jurisdictions in bankruptcy proceedings is a stay on required payments by the borrower on loans or other securities. When a portfolio company or other issuer seeks relief under the bankruptcy laws of a particular jurisdiction (or has a petition filed against it), an automatic stay prevents all entities, including creditors, from foreclosing or taking other actions to enforce claims, perfect liens or reach collateral securing such claims. Creditors who have claims against the issuer prior to the date of the bankruptcy filing must generally petition the court to permit them to take any action to protect or enforce their claims or their rights in any collateral. Such creditors may be prohibited from doing so if the court concludes that the value of the property in which the creditor has an interest will be “adequately protected” during the proceedings. If the bankruptcy court’s assessment of adequate protection is inaccurate, a creditor’s collateral may be wasted without the creditor being afforded the opportunity to preserve it. Thus, even if the Company holds a secured claim, it may be prevented from collecting the liquidation value of the collateral securing its debt, unless relief from the automatic stay is granted by the court. If relief from the stay is not granted, the Company may not realize a distribution on account of its secured claim until a plan of reorganization or liquidation for the debtor is confirmed. Bankruptcy proceedings are inherently litigious, time consuming, highly complex and driven extensively by facts and circumstances, which can result in challenges in predicting outcomes. The equitable power of bankruptcy judges also can result in uncertainty as to the ultimate resolution of claims. A stay on payments to be made on the assets of the Company could adversely affect the value of those assets and the Company itself. Other protections in such proceedings may include forgiveness of debt, the ability to create super-priority liens in favor of certain creditors of the debtor and certain well- defined claims procedures. Additionally, the numerous risks inherent in the insolvency process create a potential risk of loss by the Company of its entire investment in any particular issuer. Insolvency laws may, in certain jurisdictions, result in a restructuring of the debt without the Company’s consent under the “cramdown” provisions of applicable insolvency laws and may also result in a discharge of all or part of the debt without payment to the Company.

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

•
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
•
Prices of below investment grade securities are subject to extreme price fluctuations. Adverse changes in an issuer’s industry and general economic conditions may have a greater impact on the prices of below investment grade securities than on other higher-rated fixed-income securities.
•
Issuers of below investment grade securities may be unable to meet their interest or principal payment obligations because of an economic downturn, specific issuer developments or the unavailability of additional financing.
•
Below investment grade securities frequently have redemption features that permit an issuer to repurchase the security from us before it matures. If the issuer redeems below investment grade securities, the Company may have to invest the proceeds in securities with lower yields and may lose income.
•
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
•
The Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting issuer.

The credit rating of a high-yield security does not necessarily address its market value risk. Ratings and market value may change from time to time, positively or negatively, to reflect new developments regarding the issuer.

“Covenant-lite” Obligations. The Company may invest in, or obtain exposure to, obligations that may be “covenant- lite,” which means such obligations lack certain maintenance covenants. While these loans may still contain other collateral protections, a covenant-lite loan may carry more risk than a covenant-heavy loan made by the same borrower, as it does not require the borrower to provide affirmation that certain specific financial tests have been satisfied on a routine basis as is required under a covenant-heavy loan agreement. Should a loan held by the Company begin to deteriorate in quality, the Company’s ability to negotiate with the borrower may be delayed under a covenant-lite loan compared to a loan with full maintenance covenants. This may in turn delay the Company’s ability to seek to recover its investment.

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

•
may have limited financial resources and may be unable to meet their obligations under their debt securities that the Company holds, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees we may have obtained in connection with our investment;
•
have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tends to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;
•
are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on the Company;
•
generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, the Company’s executive officers, Trustees and members of the Manager or Subadvisers may, in the ordinary course of business, be named as defendants in litigation arising from the Company’s investments in the portfolio companies; and
•
may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

Loans to private companies involve risks that may not exist in the case of more established and/or publicly traded companies.

These risks include the risk that:

•
these companies may have limited financial resources and limited access to additional financing, which may increase the risk of their defaulting on their obligations, leaving creditors, such as the Company, dependent on any guarantees or collateral that they may have obtained;
•
these companies frequently have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which render such companies more vulnerable to competition and market conditions, as well as general economic downturns;
•
there will not be as much information publicly available about these companies as would be available for public companies and such information may not be of the same quality;

•
these companies are more likely to depend on the management talents and efforts of a small group of persons; as a result, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on these companies’ ability to meet their obligations;
•
these companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position; and
•
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

The exercise of remedies may also be subject to the vote of a specified percentage of the lenders thereunder. The Subadvisers will have the authority to cause the Company to consent to certain amendments, waivers or modifications to the investments requested by obligors, other lenders or the lead agents for loan syndication agreements. The Subadvisers may, in accordance with their investment management standards, cause the Company to extend or defer the maturity, adjust the outstanding balance of any investment, reduce or forgive interest or fees, release material collateral or guarantees, or otherwise amend, modify or waive the terms of any related loan agreement, including the payment terms thereunder. Any amendment, waiver or modification of an investment could adversely impact the Company’s investment returns.

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

The Company’s debt investments may be based on floating interest rates, such EURIBOR, the Federal Companies Rate, the Prime Rate or SOFR (or the local equivalent, e.g., SONIA and BBSW) plus a fixed credit spread, that reset on a periodic basis, and many of our investments will be subject to interest rate floors. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on the Company’s net investment income, which also could be negatively impacted by its borrowers making prepayments on their loans. On the other hand, an increase in interest rates could increase the interest repayment obligations of the Company’s borrowers and result in challenges to their financial performance and ability to repay their obligations. In addition, the Company’s cost of funds likely will increase because the interest rates on the majority of amounts the Company may borrow are likely to be floating, which could reduce the Company’s net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor will not increase until interest rates exceed the applicable floor.

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

SOFR Risk

SOFR is intended to be a broad measure of the cost of borrowing funds overnight in transactions that are collateralized by U.S. Treasury securities. SOFR is calculated based on transaction-level repo data collected from various sources. For each trading day, SOFR is calculated as a volume-weighted median rate derived from such data. SOFR is calculated and published by the Federal Reserve Bank of New York (“NYFR”). If data from a given source required by the NYFR to calculate SOFR is unavailable for any day, then the most recently available data for that segment will be used, with certain adjustments. If errors are discovered in the transaction data or the calculations underlying SOFR after its initial publication on a given day, SOFR may be republished at a later time that day. Rate revisions will be effected only on the day of initial publication and will be republished only if the change in the rate exceeds one basis point.

SOFR is a secured overnight rate reflecting the credit of U.S. Treasury securities as collateral. Thus, it is largely insensitive to credit-risk considerations and to short-term interest rate risks. SOFR is a transaction-based rate, and it has been more volatile than other benchmark or market rates, during certain periods. SOFR has a limited history, having been first published in April 2018. The future performance of SOFR, and SOFR-based reference rates, cannot be predicted based on SOFR’s history or otherwise. Levels of SOFR in the future may bear little or no relation to historical levels of SOFR or other rates.

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

•
the higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;
•
original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;
•
an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the Manager’s future base management fees which, thus, increases the Manager’s future income incentive fees at a compounding rate;
•
market prices of PIK instruments and other zero coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
•
the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•
even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
•
the required recognition of original issue discount or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to be subject to tax as a RIC; and
•
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

The Subadvisers may employ investment techniques or invest in instruments that it believes will help achieve our investment objectives, whether or not such investment techniques or instruments are specifically described herein, so long as such investments are consistent with our investment strategies and objectives and subject to applicable law. Such investment techniques or instruments may not be thoroughly tested in the market before being employed and may have operational or theoretical shortcomings which could result in unsuccessful investments and, ultimately, losses to us. In addition, any such investment technique or instrument may be more speculative than other investment techniques or instruments specifically described herein and may involve material and unanticipated risks. There can be no assurance that the Subadvisers will be successful in implementing any such investment technique. Furthermore, the diversification and type of investments may differ substantially from our prior investments.

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

Current trends in the market generally, including technological developments in artificial intelligence, including machine learning technology have disrupted the industry with technological or other innovation. In this period of rapid technological and commercial innovation, new businesses and approaches may be created that will compete with the Company and/or its investments or alter the market practices the Company’s strategy has been designed to function within and depend on for investment returns. Any of these new approaches could damage the Company’s investments, significantly disrupt the market in which it operates and subject it to increased competition, which could materially and adversely affect its business, financial condition and results of investments.

The Company and our portfolio companies could be exposed to the risks of machine learning technology if third-party service providers or any counterparties use machine learning technology in their business activities. Neither the Company nor the Manager are in a position to control the use of machine learning technology in third-party products or services. Use of machine learning technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party machine learning technology applications and users. Machine learning technology has the potential to result in significant and disruptive changes in companies, sectors or industries, including those in which we invest, and any such changes could create new and unpredictable operational, legal and/or regulatory risks.

Machine learning technology and its applications continue to develop rapidly, and we cannot predict the risks that may arise from such developments.Machine learning technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that machine learning technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of machine learning technology. To the extent we or our portfolio companies are exposed to the risks of machine learning technology use, any such inaccuracies or errors could adversely impact us or our portfolio companies. In the current period of technological and commercial innovation, startup and other companies have found success disrupting traditional approaches to industry or market practices, and the frequency of such disruptions is expected to increase. Such disruptions could negatively impact us and our investments, alter market practices on which our investment strategy depends to create investment returns, significantly disrupt the market in which we operate or subject us to increased competition.

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

Syndication of Co-Investments.

From time to time, the Company may make an investment with the expectation of offering a portion of its interests therein as a co-investment opportunity to third- party investors. There can be no assurance that the Company will be successful in syndicating any such co-investment, in whole or in part, that the closing of such co- investment will be consummated in a timely manner, that any syndication will take place on terms and conditions that will be preferable for the Company or that expenses incurred by the Company with respect to any such syndication will not be substantial. In the event that the Company is not successful in syndicating any such co-investment, in whole or in part, the Company may consequently hold a greater concentration and have more exposure in the related investment than initially was intended, which could make the Company more susceptible to fluctuations in value resulting from adverse economic and/or business conditions with respect thereto. Moreover, an investment by the Company that is not syndicated to co-investors as originally anticipated could significantly reduce the Company’s overall investment returns.

Risks Related to the Manager and Its Affiliates; Conflicts of Interest

The Manager, PGIM and their affiliates, including our officers and some of our Trustees, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.

The Manager, PGIM and their affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to the Manager and the Private Credit Subadvisers an incentive fee that is based on the performance of our portfolio and an annual base management fee. No management fee or incentive fee will be paid by the Company directly to PGIM or Deerpath. Because the incentive fee is based on the performance of our portfolio, the Manager or the Private Credit Subadvisers may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage the Manager or the Private Credit Subadvisers to use leverage to increase the return on our investments. Our compensation arrangements could therefore result in our making riskier or more speculative investments than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns.

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

There may be conflicts of interest related to obligations that the Manager’s or Subadvisers' senior management and investment team have to other clients.

The members of the senior management and/or investment team of the Manager and Subadvisers serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. Our investment objective may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. In particular, we will rely on the Subadvisers to manage our day-to-day activities and to implement our investment strategy. The Manager, the Subadvisers and certain of their affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, the Manager, the Subadvisers, and their officers and employees and certain of their affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of its affiliated funds and accounts. The Manager, the Subadvisers and their officers and employees will devote only as much of its or their time to our business as the Manager, the Subadvisers and their officers and employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

We rely, in part, on the Subadvisers to assist with identifying investment opportunities and making investment recommendations to the Manager. The Manager, the Subadvisers and their affiliates are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Manager, the Subadvisers, their affiliates and their officers and employees will not be devoted exclusively to our business, but will be allocated between us and such other business activities of the Manager, the Subadvisers and their affiliates in a manner that the Manager and the Subadvisers deem necessary and appropriate.

The time and resources that individuals employed by the Manager and Subadvisers devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Manager and Subadvisers are not prohibited from raising money for or managing other entities that make the same types of investments that we target.

The Manager, the Subadvisers and individuals employed by the Manager and Subadvisers are generally not prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. The Company, the Manager and the Subadvisers have received exemptive relief from the SEC that allows the Company to participate in certain negotiated co-transactions originated by the Manager, the Subadvisers or their affiliates, subject to certain terms and conditions. However, while the terms of such exemptive relief require that the Subadvisers be given the opportunity to cause the Company to participate in certain transactions originated by the Subadvisers and their affiliates, the Subadvisers may determine that we not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board) the Subadvisers may not have the opportunity to cause us to participate. Affiliates of the Manager and Subadvisers, whose primary business includes the origination of investments or investing in non-originated assets, engage in investment advisory business with accounts that compete with us.

Our shares may be purchased by the Manager, the Subadvisers or their affiliates.

The Manager, the Subadvisers and their affiliates have purchased, and in the future, expect to purchase our shares. The Manager, the Subadvisers and their affiliates will not acquire any shares with the intention to resell or re-distribute such shares. The purchase of shares by the Manager, the Subadvisers and their affiliates could create certain risks, including, but not limited to, the following:

•
the Manager, the Subadvisers and their affiliates may have an interest in disposing of our assets at an earlier date so as to recover their investment in our shares; and
•
substantial purchases of shares by the Manager, the Subadvisers and their affiliates may limit the Manager’s or the Subadvisers’ ability to fulfill any financial obligations that they may have to us or incurred on our behalf.

The Manager and the Subadvisers rely on key personnel, the loss of any of whom could impair their ability to successfully manage us.

Our future success depends, to a significant extent, on the continued services of the officers and employees of the Manager, the Subadvisers and their affiliates. The loss of services of one or more members of the Manager’s or Subadvisers' management team, including members of the Investment Committee, could adversely affect our financial condition, business and results of operations. The Manager and the Subadvisers do not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or the Manager or Subadvisers. Further, we do not intend to separately maintain key person life insurance on any of these individuals.

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

The Distributor’s influence on this offer gives it the ability to increase the fees payable to the Manager.

The Manager is paid a base management fee calculated as a percentage of our net assets, and such management fee is unrelated to net income or any other performance base or measure. The Distributor, an affiliate of the Manager, will be incentivized to raise more proceeds in this offering to increase our net assets, even if it would be difficult for us to efficiently deploy additional capital, which in turn would increase the base management fee payable to the Manager.

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

The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Our Portfolio (Net of Expenses)

	(10)%	(5)%	—	5%	10%
Corresponding Return to Common Shareholders (1)	(25.16)%	(15.92)%	(6.68)%	2.57%	11.81%

(1)
Based on (i) $383.9 million in total assets as of December 31, 2025, (ii) $173.6 million in outstanding indebtedness at par, as of December 31, 2025, (iii) $204.7 million in net assets as of December 31, 2025 and (iv) an annualized average interest rate, including fees (such as fees on undrawn amounts and amortization of financing costs), on our indebtedness, as of December 31, 2025, of 7.87%.

Based on an outstanding indebtedness, at par, of $173.6 million as of December 31, 2025 and the weighted average effective annual interest rate, including fees (such as fees on undrawn amounts and amortization of financing costs), of 7.87% as of that date, our investment portfolio at fair value would have had to produce an annual return of approximately 3.56% to cover annual interest payments on the outstanding debt. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations --Financial Condition, Liquidity and Capital Resources.” for more information regarding our borrowings.

Compliance with Rule 18f-4 may limit our investment discretion with respect to derivatives.

The Company relies on certain exemptions in Rule 18f-4 under the 1940 Act to enter into derivatives transactions and certain other transactions notwithstanding the restrictions on the issuance of “senior securities” under Sections 18 and 61 of the 1940 Act. Under Rule 18f-4, “derivatives transactions” include the following: (1) any swap, security-based swap, futures contract, forward contract, option (excluding purchased options), any combination of the foregoing, or any similar instrument, under which the Company is or may be required to make any payment or delivery of cash or other assets during the life of the instrument or at maturity or early termination, whether as margin or settlement payment or otherwise; (2) any short sale borrowing; and (3) if the Company relies on the exemption in Rule 18f-4(d)(1)(ii), reverse repurchase agreements and similar financing transactions. The Company is required to trade derivatives and other transactions that potentially create senior securities (except reverse repurchase agreements and similar financing transactions) subject to a value-at-risk (“VaR”) leverage limit, certain other testing and derivatives risk management program requirements and requirements related to board reporting. These requirements apply unless the Company qualifies as a “limited derivatives user,” as defined in Rule 18f-4. Reverse repurchase agreements and similar financing transactions continue to be subject to the asset coverage requirements, and a fund trading reverse repurchase agreements needs to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the fund’s asset coverage ratio (unless the fund treats such agreements and transactions as derivatives for all purposes under the rule). Reverse repurchase agreements and similar financing transactions will not be included in the calculation of whether the Company is a limited derivatives user (unless the Company determines to treat such agreements and transactions as “derivative transactions” for all purposes under the rule), but if the Company is subject to the VaR testing, reverse repurchase agreements and similar financing transactions will be included for purposes of such testing. In addition, under Rule 18f-4, the Company is permitted to invest in a security on a when-issued or forward-settling basis, or with a nonstandard settlement cycle, and the transaction will be deemed not to involve a “senior security,” provided that (i) the Company intends to physically settle the transaction and (ii) the transaction will settle within 35 days of its trade date). The Company may otherwise engage in such transactions that do not meet these conditions so long as the Company treats any such transaction as a “derivatives transaction” for purposes of compliance with Rule 18f-4. Furthermore, under Rule 18f-4, the Company will be permitted to enter into an unfunded commitment agreement, and such unfunded commitment agreement will not be subject to the limits on borrowings as described in this prospectus, if the Company reasonably believes, at the time it enters into such agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all such agreements as they come due. The SEC also provided guidance in connection with the rule regarding the use of securities lending collateral that may limit the Company’s securities lending activities. The requirements of Rule 18f-4 may limit the Company’s ability to use derivatives and reverse repurchase agreements and similar financing transactions as part of the Company’s investment strategies.

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

To maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and asset diversification requirements. If we do not maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

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

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not maintain RIC tax treatment and thus we may become subject to corporate-level income tax.

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

We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all investments successfully. In addition, privately-negotiated investments in loans and illiquid securities of private companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our shares. Additionally, shareholders will have no input with respect to the Subadvisers' investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our shares. To the extent we are unable to deploy all investments, our investment income and, in turn, our results of operations, will likely be materially adversely affected.

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

Special considerations for certain Benefit Plan Investors.

We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” of any shareholder that is a “benefit plan investor” under ERISA and certain U.S. Department of Labor regulations promulgated thereunder, as modified by Section 3(42) of ERISA (the “Plan Asset Regulations”). A “benefit plan investor” (“Benefit Plan Investor”) is generally defined to include (i) “employee benefit plans” within the meaning of Section 3(3) of ERISA that are subject to Title I of ERISA, (ii) “plans” within the meaning of Section 4975 of the Code that are subject to the prohibited transaction provisions of Section 4975 of the Code (including, without limitation, “Keogh” plans and Individual Retirement Accounts), and (iii) any entity whose underlying assets are considered to include “plan assets” (within the meaning of the Plan Asset Regulations) by reason of such an employee benefit plan’s or plan’s investment in such entity (e.g., an entity of which 25% or more of the total value of any class of equity interests in the entity is held by Benefit Plan Investors and which does not satisfy another exception under ERISA).

If, notwithstanding our intent, the assets of the Company were deemed to be “plan assets” of any shareholder that is a Benefit Plan Investor under the Plan Asset Regulations, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company, (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code, and may have to be rescinded, (iii) our management, as well as various providers of fiduciary or other services to us (including the Manager and the Subadvisers), and any other parties with authority or control with respect to us or our assets, may be considered fiduciaries or otherwise “parties in interest” (within the meaning of ERISA) or “disqualified persons” (within the meaning of Section 4975 of the Code) for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code, and (iv) the fiduciaries of shareholders that are Benefit Plan Investors would not be protected from co-fiduciary liability resulting from our decisions and could be in violation of certain ERISA requirements.

If a prohibited transaction occurs for which no exemption is available, the Manager, the Subadvisers and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the Benefit Plan Investor any profit realized by the fiduciary on the transaction and (ii) reimburse the Benefit Plan Investor for any losses suffered thereby as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. The fiduciary of a Benefit Plan Investor who decides to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company, the Manager or the Subadvisers. With respect to a Benefit Plan Investor that is an individual retirement account (an “IRA”) that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.

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

1)
sell additional shares in the ongoing public offering or future public offerings;
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

•
changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•
loss of RIC or BDC status;
•
changes in earnings or variations in operating results;
•
changes in the value of our portfolio of investments;
•
changes in accounting guidelines governing valuation of our investments;
•
any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•
departure of either of our Manager or certain of its respective key personnel;
•
general economic trends and other external factors; and
•
loss of a major funding source.

Provisions of our Declaration of Trust and bylaws could deter takeover attempts.

Pursuant to our Declaration of Trust and bylaws, as amended, the Board is divided into three classes of trustees. Each class consists, as nearly as possible, of one- third of the total number of Trustees, and each class has a three-year term. Our classified board could have the effect of making the replacement of incumbent Trustees more time consuming and difficult. Because our Trustees may be removed (i) by a majority of the remaining Trustees (or in the case of the removal of an Independent Trustee, a majority of the remaining Independent Trustees) but only for cause or (ii) upon a vote by the holders of more than fifty percent (50%) of our outstanding shares entitled to vote, with or without cause, at least two annual meetings of shareholders, instead of one, will generally be required to effect a change in a majority of the Board. Thus, our classified board could increase the likelihood that incumbent Trustees will retain their positions. The staggered terms of Trustees may delay, defer or prevent a tender offer by a third party or an attempt to change control of us or another transaction that might involve a premium price for our Common Shares that might be in the best interest of our shareholders.

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

Ongoing armed conflicts, such as those in the Middle East and Southwest Asia and between Russian and Ukraine, and continued and escalating political unrest in other countries, may have a material adverse impact on us and our portfolio companies.

The ongoing armed conflicts in the Middle East, Southwest Asia, Russia and Ukraine, and continued political and social unrest in various countries, such as Venezuela and Mexico, have led, are currently leading, and for an unknown period of time, may continue to lead to disruptions in local, regional, national, and global markets and economies affected thereby and could have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and therefore could adversely affect the performance of the Company’s investments. The severity, duration, nature and location of the conflicts are rapidly evolving, as is the extent of the United States and other NATO countries involvement in the conflicts. The uncertain nature and extent of these ongoing conflicts could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments or operations, and the ability of the Company to achieve its investment objectives. An escalation in these or other global conflicts may have a material adverse impact on the Company, its portfolio companies and the market generally, including as a result of intense regional and global military and/or economic retaliation, major maritime disruptions, expansion of current or introduction of new sanctions, and large-scale cyber warfare. Any such disruptions may also have the effect of heightening many of the other risks described in this section. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in such conflict zones, they may have adverse consequences related to the ongoing conflict.

Sanctions imposed by the United States and other countries, including in connection with hostilities between Russia and Ukraine and tensions between China and Taiwan, have caused additional financial market volatility and affected the global economy. Concerns over future inflation volatility, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. In addition, social unrest, changes regarding immigration and work permit policies and other political and security concerns may not abate, which may cause the debt and equity capital markets and our business to be adversely affected both within and outside of regions experiencing ongoing conflicts.

We may be impacted by general global economic conditions.

The success of our investment activities could be affected by general economic and market conditions in Europe and in the rest of the world, as well as by changes in applicable laws and regulations (including laws relating to taxation of our investments),ongoing armed conflicts and political unrest in the Middle East, Southwest Asia and South America, trade barriers, currency exchange controls, rate of inflation, currency depreciation, asset re-investment, resource self-sufficiency and national and international political and socioeconomic circumstances in respect of the European and other non-U.S. countries in which we may invest. Concerns over future inflation volatility, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. In addition, social unrest, changes regarding immigration and work permit policies and other political and security concerns may not abate, which may cause the debt and equity capital markets and our business to be adversely affected both within and outside of regions experiencing ongoing conflicts. Market uncertainty and volatility have also been magnified as a result of the current U.S. presidential administration and ongoing uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, including with respect to treaties and tariffs. In addition to impacting the capital markets, global economic, political and market conditions could have a significant adverse effect on our business, financial condition and results of operations. These factors will affect the level and volatility of securities prices and the liquidity of the Company’s investments, which could impair our profitability or result in losses. General fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. We may maintain substantial portfolio positions that can be adversely affected by the level of volatility in the financial markets; the larger the positions, the greater the potential for loss. Declines in the performance of national economies or the credit markets in certain jurisdictions have had a negative impact on general economic and market conditions globally, and as a result, could have a material adverse effect on our business, financial condition and results of operations.

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

Cyber-security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our operations are highly dependent on Prudential’s, of which both the Manager and Subadvisers are subsidiaries, our portfolio companies’ and/or our service providers’ information systems and technology and we rely heavily on Prudential’s, Deerpath's our portfolio companies’ and/or our service providers’ financial, accounting, treasury, communications and other data processing systems.

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

There has been an increase in the frequency and sophistication of the cyber and security threats faced, with attacks ranging from those common to businesses to those that are more advanced and persistent, which may target Prudential, the Subadvisers or our service providers because, as financial institutions, Prudential, the Subadvisers or our service providers hold a significant amount of confidential and sensitive information about investors, portfolio companies or obligors (as applicable) and potential investments. As a result, there is a heightened risk of a security breach or disruption with respect to this information.

If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including non-public personal information related to shareholders (and their beneficial owners) and material non-public information.

Although Prudential and Deerpath have implemented, and portfolio companies and other service providers may implement, various measures to manage risks relating to these types of events, there can be no assurances that measures taken to ensure the integrity of the system will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful. Additionally, measures could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. If systems are compromised, do not operate properly or are disabled, or we fail to provide the appropriate regulatory or other notifications in a timely manner, we could suffer financial loss, a disruption of our businesses, liability to our counterparties, portfolio companies or investors, regulatory intervention or reputational damage. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, we could also suffer losses in connection with updates to, or the failure to timely update, information systems and technology.

Prudential, the Subadvisers, the portfolio companies and other service providers do not control the cyber-security plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations, including to Prudential, the Subadvisers, the Company, the shareholders and/or a portfolio company, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in Prudential’s, the Subadvisers’, the Company’s and/or a portfolio company’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to shareholders (and their beneficial owners), material non-public information and the intellectual property and trade secrets and other sensitive information of Prudential, the Subadvisers and/or portfolio companies.

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

Prudential, the Subadvisers, the Company and/or a portfolio company could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, and other events that may affect their business and financial performance.

Finally, Prudential’s, the Subadvisers’, our service providers’ and our technology, data and intellectual property and the technology, data, and intellectual property of their portfolio companies or obligors (as applicable) are also subject to a heightened risk of theft or compromise to the extent Prudential, the Subadvisers and our portfolio companies or obligors (as applicable) engage in operations outside the United States, in particular in those jurisdictions that do not have comparable levels of protection of proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how and customer information and records. In addition, we and our portfolio companies or obligors (as applicable) may be required to compromise protections or forego rights to technology, data and intellectual property in order to operate in or access markets in a foreign jurisdiction. Any such direct or indirect compromise of these assets could have a material adverse impact on us and our portfolio companies or obligors.

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

OFAC, FCPA and Anti-Bribery Considerations

Economic sanction laws in the United States and other jurisdictions may prohibit Prudential, and its affiliates and the Company from transacting with or in certain jurisdictions and with certain individuals and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, Executive Orders and regulations establishing U.S. economic and trade sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. In addition, certain programs administered by OFAC prohibit dealing with individuals or entities in certain countries regardless of whether such individuals or entities appear on the lists maintained by OFAC. These types of sanctions may significantly restrict or completely prohibit the Company’s investment activities in certain countries.

In certain jurisdictions, there is generally a greater acceptance than in the United States of government involvement in commercial activities, and of corruption. Prudential, its affiliates and the Company are committed to complying with the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and other anti-corruption laws and regulations, as well as anti-boycott regulations, to which they are subject. As a result, the Company may be adversely affected because of its unwillingness to participate in transactions that violate such laws or regulations. Such laws and regulations may make it difficult in certain circumstances for the Company to act successfully on investment opportunities and for portfolio companies to obtain or retain business.

Capital markets may experience periods of disruption and economic uncertainty, which may make it difficult to obtain indebtedness and any failure to do so could have a material adverse effect on our business, financial condition or results of operations.

Capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, writeoffs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular.

Current market conditions may make it difficult to obtain indebtedness and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently expect to experience, including being at a higher cost in rising rate environments. If we are unable to raise debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make commitments for portfolio investments. An inability to obtain indebtedness could have a material adverse effect on our business, financial condition or results of operations.There can be no assurance these market conditions will not occur or worsen in the future, including economic and political events in or affecting the world’s major economies.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. Such conditions could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. Although generally decelerating, inflation remains above the U.S. Federal Reserve’s target levels.

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

The Private Credit Subadvisers consider relevant ESG factors as part of their comprehensive investment analysis. Our business faces increasing public scrutiny related to ESG activities. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business. While the Private Credit Subadvisers’ investment teams are provided with information on ESG factors, and take ESG risks into account when making an investment decision, such ESG risks would not by themselves prevent the Private Credit Subadvisers from making any investment. Instead, ESG factors form part of the overall risk management processes, and are one of many risks which may, depending on the specific investment opportunity, be relevant to a determination of risk. See “Part I. – Item 1. Business – Other Investments and Strategies—ESG Integration.”

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We rely on Prudential, of which both the Manager and Subadvisers are subsidiaries, for assessing, identifying and managing material risks to our business from cybersecurity threats. Below are details Prudential has provided to us regarding its cybersecurity program that are relevant to us.

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

In order to respond to the threat of security breaches and cyber-attacks, Prudential has developed an information security program designed to protect and preserve the confidentiality, integrity, and continued availability of information owned by, or in the care of, Prudential, including information related to the Company’s operations and investments. This information security program provides for the coordination of various corporate functions and governance groups, including global technology, risk, legal, compliance and corporate audit, and serves as a framework for the execution of responsibilities across businesses and operational roles. Among other things, the information security program establishes security standards for Prudential’s, the Manager’s, their affiliates’ and the Company’s technological resources and includes training for employees, contractors and third parties. Employees of Prudential, as well as employees of the Manager and Subadvisers, with access to Prudential’s or its affiliates’ systems are subject to comprehensive annual training on responsible information security, data security, and cybersecurity practices and how to protect data against cyber threats.

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

Governance

Prudential’s information security program is overseen by its Chief Information Security Officer (“CISO”) and Information Security Office, as well as the Head of Global Technology and Operations (“HGTO”). The CISO and Information Security Office are responsible for monitoring for cybersecurity incidents impacting Prudential’s systems, and ensuring appropriate processes are maintained to inform management of the prevention, detection, mitigation, and remediation of such cybersecurity incidents. Each of Prudential, the Manager, their affiliates and the Company believes that Prudential’s employees and the employees of the Manager, Subadvisers and their affiliates who provide services to the Company, respectively, responsible for managing cybersecurity risk have the skills and knowledge to assess and manage material risks from cybersecurity threats, and their qualifications include degrees and certifications typical for cybersecurity professionals. Prudential expects these employees to, among other things, understand computer systems, networks, and security technologies and be proficient in a variety of security tools and techniques. Prudential’s current CISO, who is serving in an interim capacity, has served in various roles in information security for over 20 years, including as Deputy CISO and roles overseeing cyber defense, investigations, and incident response. The interim CISO holds a law degree and has attained numerous Global Information Assurance Certifications.

The Board is responsible for understanding the primary risks to our business. The Board is responsible for reviewing periodically our and the Manager’s and the Subadvisers' information technology security controls and related compliance matters, with the Company’s management. The Board receives periodic updates from Prudential’s CISO, HGTO and/or Operational Risk Management, or their designees, throughout the year. At least annually, the Board, or a committee thereof, also receives updates on cybersecurity matters, including risks facing the Company, the Manager and the Subadvisers and, as applicable, certain incidents. In addition to such periodic updates, the Board or a committee thereof may receive updates from management as to our and the Manager’s cybersecurity risks and Prudential cybersecurity program developments.

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

Net Asset Value

We expect to determine our NAV for each class of shares each month as of the last business day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made. The following table presents our monthly NAV per share for each of the classes of shares for the year ended December 31, 2025.

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2025	$24.93	$25.40	$25.39
February 28, 2025	24.94	25.42	25.41
March 31, 2025	24.95	25.43	25.42
April 30, 2025	24.71	25.20	25.18
May 31, 2025	24.74	25.24	25.21
June 30, 2025	24.78	25.29	25.25
July 31, 2025	24.74	25.26	25.21
August 31, 2025	24.78	25.30	25.26
September 30, 2025	24.83	25.36	25.31
October 31, 2025	24.81	25.35	25.29
November 30, 2025	24.81	25.35	25.29
December 31, 2025	24.87	25.42	25.36

Distributions

The Board authorizes and declares a monthly distribution amount per Common Share, payable monthly in arrears. The following tables summarize our distributions declared and payable for the year ended December 31, 2025 (dollars in thousands except per share amounts) by share class:

			Class I
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 28, 2025	January 31, 2025	February 27, 2025	$0.24000	$0.05226	$0.29226	$1,441
February 27, 2025	February 28, 2025	March 28, 2025	0.24000	0.03707	0.27707	1,396
March 27, 2025	March 31, 2025	April 29, 2025	0.24000	—	0.24000	1,405
April 28, 2025	April 30, 2025	May 29, 2025	0.24000	0.03607	0.27607	1,684
May 28, 2025	May 30, 2025	June 27, 2025	0.24000	0.03133	0.27133	1,732
June 26, 2025	June 30, 2025	July 30, 2025	0.24000	0.04233	0.28233	1,861
July 29, 2025	July 31, 2025	August 28, 2025	0.24000	0.04152	0.28152	1,895
August 27, 2025	August 29, 2025	September 29, 2025	0.24000	0.03558	0.27558	1,935
September 26, 2025	September 30, 2025	October 30, 2025	0.24000	0.03625	0.27625	2,032
October 28, 2025	October 31, 2025	November 26, 2025	0.24000	0.03571	0.27571	2,122
November 25, 2025	November 28, 2025	December 30, 2025	0.24000	0.03627	0.27627	2,214
December 29, 2025	December 31, 2025	January 30, 2026	0.24000	0.03645	0.27645	2,274

			Class S
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 28, 2025	January 31, 2025	February 27, 2025	$0.22177	$0.05261	$0.27438	$—	*
February 27, 2025	February 28, 2025	March 28, 2025	0.22177	0.03717	0.25894	—	*
March 27, 2025	March 31, 2025	April 29, 2025	0.22177	—	0.22177	—	*
April 28, 2025	April 30, 2025	May 29, 2025	0.22177	0.03632	0.25809	—	*
May 28, 2025	May 30, 2025	June 27, 2025	0.22177	0.03133	0.25310	—	*
June 26, 2025	June 30, 2025	July 30, 2025	0.22177	0.04247	0.26424	—	*
July 29, 2025	July 31, 2025	August 28, 2025	0.22177	0.04425	0.26602	1
August 27, 2025	August 29, 2025	September 29, 2025	0.22177	0.03558	0.25735	—	*
September 26, 2025	September 30, 2025	October 30, 2025	0.22177	0.03785	0.25962	1
October 28, 2025	October 31, 2025	November 26, 2025	0.22177	0.03571	0.25748	1
November 25, 2025	November 28, 2025	December 30, 2025	0.22177	0.03586	0.25763	1
December 29, 2025	December 31, 2025	January 30, 2026	0.22177	0.03645	0.25822	1

			Class D
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 28, 2025	January 31, 2025	February 27, 2025	$0.23485	$0.05238	$0.28723	$—	*
February 27, 2025	February 28, 2025	March 28, 2025	0.23485	0.03690	0.27175	—	*
March 27, 2025	March 31, 2025	April 29, 2025	0.23485	—	0.23485	—	*
April 28, 2025	April 30, 2025	May 29, 2025	0.23485	0.03595	0.27080	—	*
May 28, 2025	May 30, 2025	June 27, 2025	0.23485	0.03133	0.26618	—	*
June 26, 2025	June 30, 2025	July 30, 2025	0.23485	0.04217	0.27702	—	*
July 29, 2025	July 31, 2025	August 28, 2025	0.23485	0.04152	0.27637	—	*
August 27, 2025	August 29, 2025	September 29, 2025	0.23485	0.03558	0.27043	—	*
September 26, 2025	September 30, 2025	October 30, 2025	0.23485	0.03603	0.27088	—	*
October 28, 2025	October 31, 2025	November 26, 2025	0.23485	0.03571	0.27056	—	*
November 25, 2025	November 28, 2025	December 30, 2025	0.23485	0.03603	0.27088	1
December 29, 2025	December 31, 2025	January 30, 2026	0.23485	0.03645	0.27130	1

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

Distribution and Servicing Plan

The following table shows the shareholder servicing and/or distribution fees we pay the Distributor with respect to the Class I, Class S and Class D shares on an annualized basis as a percentage of our NAV for such class. The shareholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

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

The shareholder servicing and/or distribution fees will be paid monthly in arrears. The shareholder servicing and/or distribution fees are similar to sales commissions. The distribution and servicing expenses borne by the participating brokers may be different from and substantially less than the amount of shareholder servicing and/ or distribution fees charged. The Distributor will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S Shares and Class D Shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under our distribution reinvestment plan.

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D Shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Distributor will waive the shareholder servicing and/or distribution fee that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

Holders

As of March 17, 2026 there were 183 holders of record of our Class I Shares, 14 holders of record of our Class S Shares, and 2 holders of record of our Class D Shares.

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

The Company commenced the share repurchase program during the first quarter of 2024. The following table presents the repurchases of Common Shares pursuant to the Company’s share repurchase plan for the years ended December 31, 2024 and December 31, 2025 (dollar amounts in thousands):

Repurchase Deadline Request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date (all classes)	Amount Repurchased (all classes) (2)		Maximum number of shares that may yet be purchased under the repurchase plan (3)
April 24, 2024	—	—%	$—	March 29, 2024	$—		—
July 25, 2024	—	—	—	June 28, 2024	—		—
October 25, 2024	—	—	—	September 30, 2024	—		—
January 28, 2025	—	—	—	December 31, 2024	—		—
April 24, 2025	2	<1.00	24.95	March 31, 2025	—	*	—
July 28, 2025	11,952	<1.00	24.78	June 30, 2025	296		—
October 28, 2025	—	—	—	September 30, 2025	—		—

* Less than $500

(1) Percentage is based on total shares as of the close of the previous calendar quarter.

(2) Amounts shown net of Early Repurchase Deduction.

(3) All repurchase requests were satisfied in full.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with “Part II, Item 8. Consolidated Financial Statements and Supplementary Data.” This discussion contains forward-looking statements, which relate to future events, the Company's future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Annual Report on Form 10-K, “Risk Factors.”

Overview and Investment Framework

The Company is an externally managed, non-diversified closed-end management investment company with limited operating history that has elected to be regulated as a BDC under the 1940 Act effective May 5, 2023. Formed as a Delaware statutory trust on March 21, 2022, we are externally managed by the Manager. The Manager has delegated to the Subadvisers responsibility for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring the Company’s portfolio on an ongoing basis. The Company also elected to be treated, and intends to qualify each taxable year, as a RIC under Subchapter M of the Code.

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

Expenses

Except as specifically provided below, all investment professionals and staff of the Manager and the Subadvisers, when and to the extent engaged in providing investment advisory services and subadvisory services to the Company and the base compensation, bonus and benefits, of such personnel allocable to such services, will be provided and paid for by the Manager or Subadvisers, as applicable.

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

For additional information see “Part II, Item 8. Consolidated Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions.”

Portfolio and Investment Activity

For the year ended December 31, 2025, we acquired $201.8 million aggregate principal amount of investments (including $17.7 million of unfunded commitments), all of which was first lien debt.

For the year ended December 31, 2024, we acquired $127.3 million aggregate principal amount of investments (including $17.7 million of unfunded commitments), all of which was first lien debt.

The Company’s portfolio and investment activity for the years ended December 31, 2025 and 2024 are presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	For the Year Ended December 31, 2025
	Debt Investments	Equity Investments	Total
Total Investments, beginning of period	$209,254	$—	$209,254
Purchases of investments	197,442	367	197,809
Proceeds from principal repayment of investments	(51,363)	—	(51,363)
Payment-in-kind interest	616	—	616
Amortization or accretion of discount on investments	1,760	—	1,760
Net realized gain (loss) on investments	(979)	—	(979)
Total investments, end of period	$356,730	$367	$357,097

Number of Portfolio Companies	63	1	64

First Lien Debt - Total Investments
Year Ended December 31, 2024
Total Investments, beginning of period	$100,588
Purchases of investments	117,255
Proceeds from principal repayment of investments	(9,477)
Payment-in-kind interest	71
Amortization or accretion of discount on investments	803
Net realized gain (loss) on investments	14
Total investments, end of period	$209,254

Number of Portfolio Companies	54

The weighted average yields of the Company’s investments as of December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at cost (1)	9.88%	11.11%
Weighted average yield on debt and income producing investments, at fair value (1) (2)	9.77%	11.11%
Percentage of debt investments bearing a floating rate (2)	100.00%	100.00%
Percentage of debt investments bearing a fixed rate (2)	0.00%	0.00%

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
(2)
Measured on a fair value basis and excludes investments on non-accrual status, if any.

The Company’s investments as of December 31, 2025 and 2024 consisted of the following (dollar amounts in thousands):

	December 31, 2025
	Cost	Fair value	Percentage of Total Investments at Fair Value
First Lien Debt	$356,730	$360,727	99.77%
Equity Investments	367	827	0.23%
Total	$357,097	$361,554	100.00%

Largest portfolio company investment	$11,873	$11,962	3.31%
Average portfolio company investment	$5,580	$5,649	1.56%

	December 31, 2024
	Cost	Fair value	Percentage of Total Investments at Fair Value
First Lien Debt	$209,254	$209,214	100.00%
Total	$209,254	$209,214	100.00%

Largest portfolio company investment	$11,761	$11,816	5.65%
Average portfolio company investment	$3,875	$3,874	1.85%

Results of Operations

Operating results for the years ended December 31, 2025, 2024 and 2023 were as follows (dollar amounts in thousands):

	For the Year Ended
	December 31, 2025		December 31, 2024	December 31, 2023
Investment income
From non-controlled/non-affiliated investments:
Interest income	$27,280		$17,680	$8,558
Dividend income	168		182	1,299
Fee income	730		243	108
Payment-in-kind	512		71	—
From controlled/affiliated investments:
Interest income	65		—	—
Dividend Income	30		40	—
Payment-in-kind	28		—	—
Total investment income	28,813		18,216	9,965

Expenses
Interest expense	7,154		3,266	140
Professional fees	2,691		2,263	2,235
Management fees (Note 3)	2,071		1,426	485
Income based incentive fees (Note 3)	1,829		1,153	608
Capital gains incentive fees (Note 3)	122		104	—
Transfer agent’s fees and expenses (Note 3)(**)	336		223	161
Custodian and accounting fees	321		337	200
Shareholders’ reports	301		181	105
Trustees’ fees	202		206	176
Blue sky fees	—		90	—
Pricing fees	85		50	105
Servicing and distribution fees	—	(*)	—	—
Other general & administrative	373		115	146
Total expenses	15,485		9,414	4,361
Expense reimbursement	(3,495)		(2,939)	(2,708)
Incentive fees waived	(1,951)		(1,257)	(608)
Management fees waived	(2,071)		(1,426)	(485)
Net expenses	7,968		3,792	560
Net investment income (loss)	20,845		14,424	9,405

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled/non-affiliated transactions	(979)		14	2
Forward foreign currency contracts transactions	10		(141)	61
Foreign currency transactions	74		(11)	(17)
Net realized gain (loss)	(895)		(138)	46
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	4,037		(471)	431
Controlled/affiliated investments	460		—	—
Forward foreign currency contracts	(2,662)		1,281	(282)
Foreign currency	37		(36)	2
Net change in unrealized appreciation (depreciation)	1,872		774	151
Net realized and change in unrealized gain (loss)	977		636	197
Net increase (decrease) in net assets resulting from operations	$21,822		$15,060	$9,602

(*) Less than $500

(**) For the years ended December 31, 2025, 2024, and 2023, $58, $25 and $2, respectively, of affiliated expenses were included.

Investment Income

For the year ended December 31, 2025, investment income was $28.8 million, all of which was attributable to interest and fees on our debt investments, dividend income, PIK and fee income. The increase in investment income from December 31, 2024 was primarily due to an increase of $201.8 million aggregate principal amount of new investments acquired during the year.

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

Expenses

Total expenses before expense reimbursement and incentive and management fee waivers for the year ended December 31, 2025 were $15.5 million, consisting primarily of interest expense, professional fees, management fees, income based incentive fees, capital gains incentive fees, custodian and accounting fees, trustees’ fees, transfer agent’s fees and expenses, pricing fees, shareholders' reports, and other general and administrative fees. The increase in total expenses from the year ended December 31, 2024 was primarily related to an increase in interest expenses, professional fees, management fees and income based incentive fees due to an increased cost of servicing a larger investment portfolio.

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

For the years ended December 31, 2025, 2024 and 2023, the Company accrued income based incentive fees of $1.8 million, $1.2 million and $608 thousand, respectively, all of which were subject to waiver by the Manager.

For the years ended December 31, 2025 and 2024, the Company accrued capital gains incentive fees of $122 thousand and $104 thousand, respectively, all of which were subject to waiver by the Manager. For the year ended December 31, 2023, there were no capital gains incentive fees recorded by the Company. As of December 31, 2025, there were no capital gains incentive fees payable by the Company.

For the years ended December 31, 2025, 2024 and 2023, the Company accrued management fees of $2.1 million, $1.4 million and $485 thousand, respectively, all of which were subject to waiver by the Manager. As of December 31, 2025, there were no management fees payable by the Company.

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

For the years ended December 31, 2025, 2024 and 2023, the Company did not incur any excise tax expense.

Net realized gain (loss) and Net change in unrealized appreciation (depreciation)

For the year ended December 31, 2025, the Company reported realized gains from foreign currency transactions of $74 thousand. For the year ended December 31, 2025, the Company reported realized gains from forward foreign currency contracts of $10 thousand. For the year ended December 31, 2025, the Company reported realized losses from non-affiliated investments transactions of $(979) thousand.

For the year ended December 31, 2024, the Company reported realized losses from foreign currency transactions of $(11) thousand. For the year ended December 31, 2024, the Company reported realized losses from forward foreign currency contracts of $(141) thousand. For the year ended December 31, 2024, the Company reported realized gains from non-affiliated investments transactions of $14 thousand.

For the year ended December 31, 2023, the Company reported realized losses from foreign currency transactions of $(17) thousand. For the year ended December 31, 2023, the Company reported realized gains from forward foreign currency contracts of $61 thousand. For the year ended December 31, 2023, the Company reported realized gains from non-affiliated investments transactions of $2 thousand.

For the year ended December 31, 2025, the Company reported unrealized appreciation from foreign currency of $37 thousand. For the year ended December 31, 2025, the Company reported unrealized depreciation from forward foreign currency contracts of $(2.7) million. For the year ended December 31, 2025, the Company reported unrealized appreciation from investments transactions of $4.5 million, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.

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

In order to finance certain investment transactions, the Company may, from time to time, enter into short-term borrowing arrangements. Such short-term borrowing arrangements include reverse repurchase agreements, whereby the Company sells to a counterparty an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon purchase price at a future date.

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

As of December 31, 2025 and December 31, 2024, the Company had an aggregate amount of $173.6 million and $94.2 million of debt securities outstanding and the asset coverage ratio was 217.9% and 229.1%, respectively.

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

For the year ended December 31, 2025, the Company had $18.8 million in cash and cash equivalents, including foreign currency. During that period, cash used in operating activities was $128.0 million, primarily as a result of purchasing portfolio investments of $196.1 million, partially offset by proceeds from repayment of investments of $50.0 million. Cash provided by financing activities was $141.6 million, primarily as a result of proceeds from issuance of Common Shares and borrowings under the Revolving Credit Facility.

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

Equity

The following tables summarize transactions with respect to the Common Shares for the years ended December 31, 2025 and 2024 (dollars in thousands except share amounts):

	For the year ended December 31, 2025
	Class I		Class S		Class D
	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	2,579,264	$64,071	3,508	$89	110	$3
Shares/gross proceeds from the private placements	—	—	—	—	—	—
Share transfers between classes	—	—	—	—	—	—
Reinvestment of distribution	780,950	19,384	171	4	63	2
Repurchased shares	(11,954)	(296)	—	—	—	—
Net Increase (decrease)	3,348,260	$83,159	3,679	$93	173	$5

	For the year ended December 31, 2024
	Class I		Class S		Class D
	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	47,539	$1,177	—	$—	—	$—
Shares/gross proceeds from the private placements	—	—	—	—	—	—
Share transfers between classes	—	—	—	—	—	—
Reinvestment of distribution	507,074	12,608	82	2	86	2
Repurchased shares	—	—	—	—	—	—
Net Increase (decrease)	554,613	$13,785	82	$2	86	$2

Distributions

The following tables summarize the Company’s distributions declared and payable for the year ended December 31, 2025 (dollars in thousands except per share amounts) by share class:

			Class I
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 28, 2025	January 31, 2025	February 27, 2025	$0.24000	$0.05226	$0.29226	$1,441
February 27, 2025	February 28, 2025	March 28, 2025	0.24000	0.03707	0.27707	1,396
March 27, 2025	March 31, 2025	April 29, 2025	0.24000	—	0.24000	1,405
April 28, 2025	April 30, 2025	May 29, 2025	0.24000	0.03607	0.27607	1,684
May 28, 2025	May 30, 2025	June 27, 2025	0.24000	0.03133	0.27133	1,732
June 26, 2025	June 30, 2025	July 30, 2025	0.24000	0.04233	0.28233	1,861
July 29, 2025	July 31, 2025	August 28, 2025	0.24000	0.04152	0.28152	1,895
August 27, 2025	August 29, 2025	September 29, 2025	0.24000	0.03558	0.27558	1,935
September 26, 2025	September 30, 2025	October 30, 2025	0.24000	0.03625	0.27625	2,032
October 28, 2025	October 31, 2025	November 26, 2025	0.24000	0.03571	0.27571	2,122
November 25, 2025	November 28, 2025	December 30, 2025	0.24000	0.03627	0.27627	2,214
December 29, 2025	December 31, 2025	January 30, 2026	0.24000	0.03645	0.27645	2,274

			Class S
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 28, 2025	January 31, 2025	February 27, 2025	$0.22177	$0.05261	$0.27438	$—	*
February 27, 2025	February 28, 2025	March 28, 2025	0.22177	0.03717	0.25894	—	*
March 27, 2025	March 31, 2025	April 29, 2025	0.22177	—	0.22177	—	*
April 28, 2025	April 30, 2025	May 29, 2025	0.22177	0.03632	0.25809	—	*
May 28, 2025	May 30, 2025	June 27, 2025	0.22177	0.03133	0.25310	—	*
June 26, 2025	June 30, 2025	July 30, 2025	0.22177	0.04247	0.26424	—	*
July 29, 2025	July 31, 2025	August 28, 2025	0.22177	0.04425	0.26602	1
August 27, 2025	August 29, 2025	September 29, 2025	0.22177	0.03558	0.25735	—	*
September 26, 2025	September 30, 2025	October 30, 2025	0.22177	0.03785	0.25962	1
October 28, 2025	October 31, 2025	November 26, 2025	0.22177	0.03571	0.25748	1
November 25, 2025	November 28, 2025	December 30, 2025	0.22177	0.03586	0.25763	1
December 29, 2025	December 31, 2025	January 30, 2026	0.22177	0.03645	0.25822	1

			Class D
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 28, 2025	January 31, 2025	February 27, 2025	$0.23485	$0.05238	$0.28723	$—	*
February 27, 2025	February 28, 2025	March 28, 2025	0.23485	0.03690	0.27175	—	*
March 27, 2025	March 31, 2025	April 29, 2025	0.23485	—	0.23485	—	*
April 28, 2025	April 30, 2025	May 29, 2025	0.23485	0.03595	0.27080	—	*
May 28, 2025	May 30, 2025	June 27, 2025	0.23485	0.03133	0.26618	—	*
June 26, 2025	June 30, 2025	July 30, 2025	0.23485	0.04217	0.27702	—	*
July 29, 2025	July 31, 2025	August 28, 2025	0.23485	0.04152	0.27637	—	*
August 27, 2025	August 29, 2025	September 29, 2025	0.23485	0.03558	0.27043	—	*
September 26, 2025	September 30, 2025	October 30, 2025	0.23485	0.03603	0.27088	—	*
October 28, 2025	October 31, 2025	November 26, 2025	0.23485	0.03571	0.27056	—	*
November 25, 2025	November 28, 2025	December 30, 2025	0.23485	0.03603	0.27088	1
December 29, 2025	December 31, 2025	January 30, 2026	0.23485	0.03645	0.27130	1

* Less than $500

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

* Less than $500

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan, pursuant to which all cash dividends declared by the Board on behalf of shareholders who do not elect to receive their dividends in cash will be reinvested in additional Common Shares. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then shareholders who have not opted out of the distribution reinvestment plan will have their cash distributions automatically reinvested in additional Common Shares rather than receiving the cash dividend or other distribution. Distributions on fractional Common Shares will be credited to each participating shareholder’s account to three decimal places.

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

The Company commenced the share repurchase program during the first quarter of 2024 .The following table presents the repurchases of Common Shares pursuant to the Company’s share repurchase plan for the years ended December 31, 2024 and December 31, 2025 (dollar amounts in thousands):

Repurchase Deadline Request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date (all classes)	Amount Repurchased (all classes) (2)		Maximum number of shares that may yet be purchased under the repurchase plan (3)
April 24, 2024	—	—%	$—	March 29, 2024	$—		—
July 25, 2024	—	—	—	June 28, 2024	—		—
October 25, 2024	—	—	—	September 30, 2024	—		—
January 28, 2025	—	—	—	December 31, 2024	—		—
April 24, 2025	2	<1.00	24.95	March 31, 2025	—	*	—
July 28, 2025	11,952	<1.00	24.78	June 30, 2025	296		—
October 28, 2025	—	—	—	September 30, 2025	—		—

* Less than $500

(1) Percentage is based on total shares as of the close of the previous calendar quarter.

(2) Amounts shown net of Early Repurchase Deduction.

(3) All repurchase requests were satisfied in full.

During the year ended December 31, 2024, no Common Shares repurchases were completed by the Company.

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

As of December 1, 2025, the Company issued and sold 220 of its unregistered Class S and Class D common shares of beneficial interest, $0.001 par value per share, for an aggregate offering price of approximately $5,571, reflecting a purchase price of $25.35 per Class S common share and $25.29 per Class D common share (with the final consideration of Class S and Class D common shares being determined on December 23, 2025).

	Common Shares Issued	Total Consideration
Class S Common Shares	110	$2,789
Class D Common Shares	110	$2,782

The offer and sale of the Class S and Class D common shares was made pursuant to purchase agreements entered into by the Company and each of approximately 110 separate investors and were included with promissory notes each with a principal amount of $1,000 (each a “Promissory Note” and collectively the “Promissory Notes”). The purchase price for each Promissory Note was $1,000 per Promissory Note, including the purchase price of one Class S or Class D common share. The Company will pay interest on the unpaid principal amount of the Promissory Notes at a rate of 12.00% per annum per Promissory Note payable semi-annually in arrears. The Promissory Notes have a 30-year term. Some or all of the Promissory Notes may be prepaid by the Company at any time, in whole or in part, provided that (i) the Company will pay on the date of such prepayment all accrued and unpaid interest due on such prepaid principal amount to and including the date of prepayment and (ii) if the prepayment occurs within 24 months after the original issue date of the Promissory Notes, the Company will pay on the date of such prepayment a one-time premium equal to $100 per Promissory Note.

The Company issued the Class S and Class D common shares and Promissory Notes in private placement transactions pursuant to certain exemptions of the Securities Act and the laws of the states and jurisdictions where any offering was made to investors who are “accredited investors” within the meaning of Rule 501(a) of Regulation D promulgated under the Securities Act.

The Promissory Notes were offered through H&L Equities, LLC (“H&L”), a registered broker dealer and an affiliate of REIT Funding, LLC (“REIT Funding”). With respect to the Promissory Notes, the Company will pay fees to, and cover certain expenses of, REIT Funding. From the fees paid, REIT Funding will be responsible for paying any brokerage or placement fees to H&L. The Company will also pay fees to, and cover certain expenses of, REIT Administration, LLC (“REIT Administration”), an affiliate of REIT Funding, for its administrative services related to the Promissory Notes. The Company’s obligation to pay the fees to REIT Administration will end on the date when the Promissory Notes have been paid in full and all administrative duties have been completed.

In order to finance certain investment transactions, the Company may, from time to time, enter into short-term borrowing arrangements. Such short-term borrowing arrangements include reverse repurchase agreements, whereby the Company sells to a counterparty an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon purchase price at a future date

The following table presents outstanding borrowings as of December 31, 2025 and 2024 (dollar amounts in thousands):

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
Revolving Credit Facility	$175,000	$165,750	$165,750	$9,250	$91,061
Reverse Repurchase Agreement	7,670	7,670	7,670	—	—
Promissory Notes Payable	220	214	214	—	—
Total	$182,890	$173,634	$173,634	$9,250	$91,061
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

Critical Accounting Estimates

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. The Company considers the most significant accounting policies to be those related to Valuation of Portfolio Investments, are described below. The critical accounting policies and estimates should be read in conjunction with the consolidated financial statements and related notes in, Part II, Item 8, as well as with our “Risk Factors” in Part I, Item 1A of this Annual Report Form 10-K.

The Company values its investments in accordance with FASB ASC 820, Fair Value Measurement (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. The Company is required to report its investments for which current market values are not readily available at fair value. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a readily available market for these investments existed, and these differences could be material. See “Item 8. Consolidated Financial Statements and Supplementary Data – Note 5. Fair Value Measurements.”

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

On January 23, 2026, the Company declared a distribution of $0.21243 per Class I Share, $0.19506 per Class S Share, and $0.20732 per Class D Share which was paid on February 23, 2026 to shareholders of record as of January 30, 2026.

On February 20, 2026, the Company declared a distribution of $0.21243 per Class I Share, $0.19506 per Class S Share, and $0.20732 per Class D Share which is payable on March 24, 2026 to shareholders of record as of February 27, 2026.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The Company is subject to financial market risks, including valuation risk, interest rate risk and currency risk.

Valuation Risk

The Company plans to invest primarily in illiquid debt securities of private companies. Securities that are not publicly traded or for which market prices are not readily available will be valued at fair value as determined in good faith pursuant to procedures adopted by the Manager, as valuation designee pursuant to Rule 2a-5 under the 1940 Act, and under the oversight of the Board, based on, among other things, the input of the Manager, the Subadvisers and independent third-party valuation firms engaged at the direction of the Valuation Designee to review the Company’s investments. The Board will review and determine, or (subject to the Board’s oversight) delegate to the Valuation Designee to determine, the fair value of each of the Company’s investments and NAV per share each month. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, the Company may realize amounts that are different from the amounts presented and such differences could be material.

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

Based on the Consolidated Statement of Assets and Liabilities as of December 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in investment (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$10,932	$(4,973)	$5,959
Up 200 basis points	7,288	(3,315)	3,973
Up 100 basis points	3,644	(1,658)	1,986
Down 100 basis points	(3,644)	1,658	(1,986)
Down 200 basis points	(7,171)	3,315	(3,856)

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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of PGIM Private Credit Fund

Opinion on the Financial Statements

We have audited the accompanying 2025 consolidated financial statements of PGIM Private Credit Fund and its subsidiaries and the 2024 financial statements of PGIM Private Credit Fund (collectively referred to as the “Company”), which comprise the statements of assets and liabilities, including the schedules of investments, as of December 31, 2025 and 2024, and the related statements of operations, of changes in net assets and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024 by correspondence with the custodian, agent banks, transfer agent and brokers. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

New York, New York

March 17, 2026

We have served as the Company’s auditor since 2022.

PGIM Private Credit Fund

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31, 2025		December 31, 2024

ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $355,367 and $209,254, respectively)(1)	$359,364		$209,214
Controlled/affiliated investments (cost of $1,730 and $0, respectively)	2,190		—
Cash and cash equivalents	16,626		3,742
Foreign currency, at value (cost of $2,132 and $1,417, respectively)	2,135		1,383
Interest receivable from non-controlled/non-affiliated investments	1,720		1,064
Dividends receivable from non-controlled/non-affiliated investments	16		—
Deferred financing costs	757		918
Receivable for investments sold	334		33
Unrealized appreciation on OTC forward foreign currency exchange contracts	13		1,006
Due from Manager	759		400
Prepaid expenses	10		22
Total assets	$383,924		$217,782

LIABILITIES
Credit facility (Note 6)	165,750		94,150
Payable for reverse repurchase agreements (cost of $7,670 and $0, respectively)	7,670		—
Distribution payable (Note 8)	2,275		1,311
Unrealized depreciation on OTC forward foreign currency exchange contracts	1,676		7
Professional fees payable	514		200
Pricing fees payable	18		29
Interest payable	710		247
Custodian and accounting fees payable	252		172
Promissory notes payable	214		—
Transfer agent’s fees payable	44		16
Affiliated transfer agent’s fees payable	9		4
Service and distribution fees payable	—	(*)	—
Accrued expense and other liabilities	123		58
Total liabilities	$179,255		$96,194

Commitments and contingencies (Note 7)

NET ASSETS
Common Shares, $0.001 par value (unlimited shares authorized; 8,230,021 and 4,877,909 shares issued and outstanding, respectively)	8		5
Paid in capital in excess of par	203,425		120,294
Total distributable earnings/(accumulated losses)	1,236		1,289
Total net assets	$204,669		$121,588
Total liabilities and net assets	$383,924		$217,782
NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$204,548		$121,564
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	8,225,237		4,876,977
Net asset value per share	$24.87		$24.93

Class S Shares:
Net assets	$105		$12
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	4,143		464
Net asset value per share	$25.42		$25.40

Class D Shares:
Net assets	$16		$12
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	641		468
Net asset value per share	$25.36		$25.38

(1)
Includes fair value of unfunded loan commitments which are disclosed in footnote seven within the Schedule of Investments and Note 7. Commitments and Contingencies.

(*) Less than $500

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Statements of Operations

(in thousands)

	For the Years Ended
	December 31, 2025		December 31, 2024	December 31, 2023
Investment income
From non-controlled/non-affiliated investments:
Interest income	$27,280		$17,680	$8,558
Dividend income	168		182	1,299
Fee income	730		243	108
Payment-in-kind	512		71	—
From controlled/affiliated investments:
Interest income	65		—	—
Dividend income	30		40	—
Payment-in-kind	28		—	—
Total investment income	28,813		18,216	9,965

Expenses
Interest expense	7,154		3,266	140
Professional fees	2,691		2,263	2,235
Management fees (Note 3)	2,071		1,426	485
Income based incentive fees (Note 3)	1,829		1,153	608
Capital gains incentive fees (Note 3)	122		104	—
Transfer agent’s fees and expenses (Note 3)(**)	336		223	161
Custodian and accounting fees	321		337	200
Shareholders’ reports	301		181	105
Trustees’ fees	202		206	176
Blue sky fees	—		90	—
Pricing fees	85		50	105
Servicing and distribution fees	—	(*)	—	—
Other general & administrative	373		115	146
Total expenses	15,485		9,414	4,361
Expense reimbursement (Note 3)	(3,495)		(2,939)	(2,708)
Incentive fees waived (Note 3)	(1,951)		(1,257)	(608)
Management fees waived (Note 3)	(2,071)		(1,426)	(485)
Net expenses	7,968		3,792	560
Net investment income (loss)	20,845		14,424	9,405

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled/non-affiliated transactions	(979)		14	2
Forward foreign currency contracts transactions	10		(141)	61
Foreign currency transactions	74		(11)	(17)
Net realized gain (loss)	(895)		(138)	46
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	4,037		(471)	431
Controlled/affiliated investments	460		—	—
Forward foreign currency contracts	(2,662)		1,281	(282)
Foreign currency	37		(36)	2
Net change in unrealized appreciation (depreciation)	1,872		774	151
Net realized and change in unrealized gain (loss)	977		636	197
Net increase (decrease) in net assets resulting from operations	$21,822		$15,060	$9,602

(*) Less than $500

(**) For the years ended December 31, 2025, 2024, and 2023, $58, $25 and $2, respectively, of affiliated expenses were included.

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Statements of Changes in Net Assets

(in thousands)

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$20,845	$14,424	$9,405
Net realized gain (loss)	(895)	(138)	46
Net change in unrealized appreciation (depreciation)	1,872	774	151
Net increase (decrease) in net assets resulting from operations	21,822	15,060	9,602

Distributions to common shareholders from net investment income
Class I	(21,991)	(13,958)	(8,348)
Class S	(5)	(1)	(1)
Class D	(2)	(1)	(1)
	(21,998)	(13,960)	(8,350)

Tax return of capital distributions
Class I	—	—	(4,707)
Class S	—	—	—	(*)
Class D	—	—	—	(*)
	—	—	(4,707)
Net decrease in net assets resulting from distributions	(21,998)	(13,960)	(13,057)

Share transactions
Class I:
Proceeds from shares sold	64,071	1,177	97,425
Repurchased shares	(296)	—	—
Distributions reinvested	19,384	12,608	964
Class S:
Proceeds from shares sold	89	—	10
Distributions reinvested	4	2	—
Class D:
Proceeds from shares sold	3	—	10
Distributions reinvested	2	2	—
Net increase (decrease) from share transactions	83,257	13,789	98,409
Total increase (decrease) in net assets	83,081	14,889	94,954
Net Assets, beginning of period	121,588	106,699	11,745
Net Assets, end of period	$204,669	$121,588	$106,699

(*) Less than $500

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended
	December 31, 2025		December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$21,822		$15,060	$9,602
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(4,497)		471	(431)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	2,662		(1,281)	282
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(37)		36	(2)
Net realized (gain) loss on investments	979		(14)	(2)
Payment-in-kind interest capitalized	(616)		(71)	—
Net accretion of discount and amortization of premium	(1,760)		(803)	(519)
Amortization of deferred financing costs	266		241	41
Purchases of investments	(196,106)		(117,255)	(98,912)
Proceeds from principal repayments	49,660		9,477	7,331
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(656)		(480)	(541)
Dividends receivable from non-controlled/non-affiliated investments	(16)		—	—
Receivable for investments sold	(301)		(12)	(21)
Due from Manager	(359)		873	(1,184)
Prepaid expenses	12		18	(39)
Professional fees payable	314		(762)	912
Pricing fees payable	(11)		(76)	105
Interest payable	463		149	98
Custodian and accounting fees payable	80		98	52
Transfer agent’s fees payable	28		2	14
Affiliated transfer agent’s fees payable	5		2	2
Service and distribution fees payable	—	(*)	—	—
Accrued expenses and other liabilities	65		13	25
Net cash provided by (used in) operating activities	(128,003)		(94,314)	(83,187)
Cash flows from financing activities:
Borrowings of credit facility	138,300		112,050	—
Repayments of credit facility	(66,700)		(17,900)	—
Deferred financing costs paid	(105)		—	(1,200)
Reverse repurchase agreements	7,670		—	—
Promissory notes payable	214		—	—
Proceeds from issuance of Common Shares	64,163		1,177	97,445
Repurchased shares	(296)		—	—
Distributions paid in cash	(1,644)		(12,130)	—
Net cash provided by (used in) financing activities	141,602		83,197	96,245
Net increase (decrease) in cash and cash equivalents, including foreign currency	13,599		(11,117)	13,058
Effect of foreign exchange rate changes on cash and cash equivalents	37		(36)	2
Cash and cash equivalents, beginning of period	5,125		16,278	3,218
Cash and cash equivalents, end of period, including foreign currency	$18,761		$5,125	$16,278
Supplemental information and non-cash activities:
Interest paid during the period	$6,423		$2,876	$—
Distribution payable	$2,275		$1,311	$12,093
Issuance of Common Shares in connection with distribution reinvestment plan	$19,390		$12,612	$964
Non-cash purchases of investments	$1,703		$—	$—
Non-cash sales of investments	$(1,703)		$—	$—

(*) Less than $500

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Schedule of Investments

December 31, 2025

(in thousands)

Investments(1)	Reference Rate and Spread (2)			Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt(4) (5)
Aerospace & Defense
Nayak Aircraft Services Holdings GmbH (Germany) (7)	3M	E +	4.75%	6.77%	1/16/2030	EUR	3,246	$3,475	$3,776	1.84%
Nayak Aircraft Services Holdings GmbH (Delayed Draw) (Germany) (6)(7)	3M	E +	4.75%	6.77%	1/16/2030	EUR	877	(14)	(11)	(0.01)
								3,461	3,765	1.83
Auto Components
ACS Industries, Inc.	1M	S +	5.35%	9.07%	11/26/2030		5,925	5,836	5,973	2.92
								5,836	5,973	2.92
Beverages
Cold Spring Brewing Company	1M	S +	4.75%	8.49%	12/10/2030		5,106	5,062	5,106	2.49
Suja Merger Sub, LLC (8)	1M	S +	5.60%	9.32%	8/23/2029		2,910	2,890	2,887	1.41
								7,952	7,993	3.90
Building Products
The Wells Companies, Inc	1M	S +	5.75%	9.47%	4/02/2029		11,792	11,522	11,567	5.64
The Wells Companies, Inc	1M	S +	5.75%	9.47%	4/02/2029		132	129	129	0.06
Titan Home Improvement, LLC	3M	S +	4.75%	8.57%	5/31/2030		3,124	3,075	3,113	1.52
Titan Home Improvement, LLC (Delayed Draw) (6)	3M	S +	4.75%	8.57%	5/31/2030		593	(4)	(2)	—
Titan Home Improvement, LLC (Revolver) (6)	3M	S +	4.75%	8.57%	5/31/2030		520	(8)	(2)	—
								14,714	14,805	7.22
Chemicals
AgroFresh, Inc.	1M	S +	5.60%	9.32%	3/31/2029		5,687	5,585	5,608	2.74
AgroFresh, Inc.	1M	E +	6.25%	8.15%	3/31/2030	EUR	793	842	918	0.45
AgroFresh, Inc.	1M	S +	5.60%	9.32%	4/01/2030		4,256	4,204	4,196	2.05
AgroFresh, Inc. (Revolver) (6)	1M	S +	5.60%	9.32%	3/31/2029		1,172	419	420	0.21
Airedale Newco Limited (United Kingdom) (7)	3M	SN +	6.50%	10.22%	12/21/2028	GBP	4,383	5,469	5,796	2.83
Airedale Newco Limited (Revolver) (United Kingdom) (6)(7)	3M	SN +	6.50%	10.22%	12/21/2028	GBP	781	(18)	(20)	(0.01)
CM2, Inc.	1M	S +	6.00%	9.86%	4/01/2030		8,933	8,755	8,898	4.35
Kandelium Group GmbH (France) (7)	6M	S +	6.50%	10.37%	11/22/2030		1,926	1,881	1,899	0.93
Kandelium Group GmbH (France) (7)	6M	E +	5.75%	7.87%	11/22/2030	EUR	3,024	3,217	3,484	1.70
Kandelium Group GmbH (Delayed Draw) (France) (7)	6M	S +	6.50%	10.37%	11/22/2030		1,284	1,256	1,266	0.62
								31,610	32,465	15.87
Commercial Services & Supplies
CI (MG) Group, LLC	3M	S +	5.50%	9.17%	3/27/2030		5,643	5,569	5,641	2.76
CI (MG) Group, LLC (Delayed Draw) (6)	3M	S +	5.50%	9.17%	3/27/2030		2,662	1,371	1,396	0.68
CI (MG) Group, LLC (Revolver) (6)	3M	S +	5.50%	9.17%	3/27/2030		638	362	370	0.18
Greenfast & Furious Limited (United Kingdom) (7)	3M	SN +	5.75%	9.47%	7/31/2029	GBP	6,271	8,037	8,224	4.02
HEF Safety Ultimate Holdings, LLC	6M	S +	5.25%	8.85%	11/19/2029		2,025	1,988	2,019	0.99
HEF Safety Ultimate Holdings, LLC (Delayed Draw) (6)	6M	S +	5.25%	8.85%	11/19/2029		561	489	493	0.24
HEF Safety Ultimate Holdings, LLC (Revolver) (6)	6M	S +	5.25%	8.85%	11/19/2029		298	(5)	(1)	—
Nationwide Acquisition, LLC	3M	S +	5.00%	8.67%	10/01/2029		8,088	7,966	8,131	3.97
Nationwide Acquisition, LLC	3M	S +	5.00%	8.67%	10/01/2029		99	98	100	0.05
Nationwide Acquisition, LLC (Delayed Draw)	3M	S +	5.00%	8.67%	10/01/2029		2,217	2,195	2,229	1.09
Nationwide Acquisition, LLC (Revolver) (6)	3M	S +	5.00%	8.67%	10/01/2029		1,576	(24)	—	—
ZircoData Holdings Pty Ltd (Australia) (7)(8)	3M	B +	7.25%	12.78% (incl. 1.75% PIK)	3/31/2026	AUD	1,576	1,052	1,046	0.51
								29,098	29,648	14.49

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Schedule of Investments (continued)

December 31, 2025

(in thousands)

Investments(1)	Reference Rate and Spread (2)			Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated (continued)
Construction & Engineering
ADB Companies, LLC	3M	S +	6.50%	11.60% (incl. 1.00% PIK)	7/07/2026		419	$417	$417	0.20%
ADB Companies, LLC (8)	3M	S +	6.76%	11.43% (incl. 1.00% PIK)	7/07/2026		2,180	2,173	2,165	1.06
APS Acquisition Holdings, LLC	3M	S +	5.50%	9.17%	7/11/2029		2,635	2,597	2,604	1.27
APS Acquisition Holdings, LLC (Delayed Draw) (6)	3M	S +	5.50%	9.17%	7/11/2029		942	319	318	0.16
APS Acquisition Holdings, LLC (Revolver) (6)	3M	S +	5.50%	9.17%	7/11/2029		472	(7)	(5)	—
Capital Construction, LLC	1M	S +	5.85%	9.72%	10/22/2026		906	901	894	0.44
Capital Construction, LLC (Delayed Draw)	1M	S +	5.85%	9.72%	10/22/2026		1,228	1,221	1,212	0.59
Capital Construction, LLC (Revolver) (6)	1M	S +	5.85%	9.72%	10/22/2026		222	(1)	(3)	—
Full Circle Fiber Operating LLC	3M	S +	1.15%	12.82% (incl. 8.00% PIK)	12/16/2027		5,506	5,447	5,257	2.57
TriplePoint Acquisition Holdings LLC	3M	S +	5.25%	8.92%	5/31/2029		4,411	4,350	4,408	2.15
TriplePoint Acquisition Holdings LLC	3M	S +	5.25%	8.92%	5/31/2029		2,341	2,301	2,340	1.14
TriplePoint Acquisition Holdings LLC (Revolver) (6)	3M	S +	5.25%	8.92%	5/31/2029		1,066	(16)	(1)	—
								19,702	19,606	9.58
Containers & Packaging
Close The Loop Group USA, Inc.	3M	S +	7.65%	11.32%	10/26/2029		2,599	2,560	2,581	1.26
Johns-Byrne LLC	3M	S +	6.25%	9.92%	8/31/2029		961	944	951	0.46
Johns-Byrne LLC (Delayed Draw)	3M	S +	6.25%	9.95%	8/31/2029		267	263	264	0.13
Johns-Byrne LLC (Revolver) (6)	3M	S +	6.25%	9.92%	8/31/2029		133	(2)	(1)	—
NPPI Buyer, LLC	3M	S +	5.00%	8.67%	8/20/2029		8,731	8,629	8,663	4.23
NPPI Buyer, LLC (Delayed Draw) (6)	3M	S +	5.00%	8.67%	8/20/2029		1,895	(10)	(15)	(0.01)
NPPI Buyer, LLC (Revolver) (6)	3M	S +	5.00%	8.67%	8/20/2029		1,263	(14)	(10)	—
Toledo AcquisitionCo Inc. (8)	3M	S +	6.65%	10.35%	8/21/2029		2,917	2,887	2,884	1.41
								15,257	15,317	7.48
Distributors
Delaware Valley Floral Group LLC	1M	S +	5.85%	9.57%	8/24/2028		502	495	502	0.25
Delaware Valley Floral Group LLC (Revolver) (6)	1M	S +	5.85%	9.57%	8/24/2028		327	225	229	0.11
								720	731	0.36
Diversified Consumer Services
Aptive Environmental, LLC	1M	S +	4.75%	8.47%	10/15/2032		10,568	10,467	10,497	5.13
Aptive Environmental, LLC (Delayed Draw) (6)	1M	S +	4.75%	8.47%	10/15/2032		463	(2)	(3)	—
Aptive Environmental, LLC (Revolver) (6)	1M	S +	4.75%	8.47%	10/15/2032		969	(10)	(6)	—
HDS Intermediate, LLC	1M	S +	5.00%	8.67%	11/14/2030		11,099	10,965	11,006	5.38
HDS Intermediate, LLC (Revolver) (6)	1M	S +	5.00%	8.67%	11/14/2030		901	(11)	(8)	—
We Work for Kids, LLC	3M	S +	5.50%	9.17%	9/26/2029		10,956	10,792	10,826	5.29
We Work for Kids, LLC (Revolver) (6)	3M	S +	5.50%	9.17%	9/26/2029		905	(14)	(11)	(0.01)
								32,187	32,301	15.79
Environmental & Facilities Services
Legend Buyer, Inc.	3M	S +	5.60%	9.27%	1/19/2029		1,037	1,022	1,015	0.50
Legend Buyer, Inc. (Revolver) (6)	3M	S +	5.60%	9.27%	1/19/2029		214	(3)	(5)	—
								1,019	1,010	0.50
Financial Services
Winn Holding Limited (United Kingdom) (7)	6M	SN +	6.00%	9.97%	11/24/2030	GBP	6,568	8,356	8,632	4.22
								8,356	8,632	4.22
Food Products
Barchemy BidCo, LLC (14)	3M	S +	4.75%	8.42%	10/06/2031		9,660	9,544	9,579	4.68
Barchemy BidCo, LLC (Revolver) (6)	3M	S +	4.75%	8.42%	10/06/2031		2,340	850	858	0.42
Frozen Bakery Acquisition, LLC	3M	S +	4.75%	8.69%	7/07/2029		5,940	5,891	5,910	2.89
Frozen Bakery Acquisition, LLC	3M	S +	4.75%	8.49%	3/10/2031		6,015	5,958	5,984	2.92
Hometown Food Company	1M	S +	4.50%	8.28%	12/03/2030		11,388	11,308	11,388	5.56
Sun Orchard, LLC	3M	S +	5.50%	9.34%	7/08/2028		8,444	8,358	8,389	4.10
Sun Orchard, LLC	3M	S +	5.50%	9.38%	1/08/2029		89	88	88	0.04
Sun Orchard, LLC (Delayed Draw) (9)	3M	S +	5.50%	9.38%	7/08/2028		3,437	3,402	3,415	1.67
				9.34%	7/08/2028
				9.35%	7/08/2028
								45,399	45,611	22.28

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Schedule of Investments (continued)

December 31, 2025

(in thousands)

Investments(1)	Reference Rate and Spread(2)			Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated (continued)
Gas Utilities
Sail Energy, LLC	3M	S +	7.15%	10.82%	1/24/2028		1,067	$1,056	$1,056	0.52%
Sail Energy, LLC (Delayed Draw)	3M	S +	7.15%	10.82%	1/24/2028		717	710	710	0.35
Sail Energy, LLC (Revolver) (6)	3M	S +	7.15%	10.82%	1/24/2028		381	(3)	(3)	—
								1,763	1,763	0.87
Health Care Equipment
Medical Device Inc.	3M	S +	5.00%	8.67%	7/11/2029		2,920	2,877	2,896	1.41
Medical Device Inc.	3M	S +	5.00%	8.67%	7/11/2029		2,058	2,032	2,041	1.00
Medical Device Inc.	3M	S +	5.00%	8.70%	7/11/2029		4,495	4,439	4,457	2.18
Medical Device Inc. (Revolver) (6)	3M	P +	4.00%	10.75%	7/11/2029		382	224	226	0.11
Medical Device Inc. (Revolver) (6)	3M	P +	4.00%	10.75%	7/11/2029		600	353	355	0.17
Medical Device Inc. (Revolver) (6)	3M	S +	5.00%	8.67%	7/11/2029		1,533	(19)	(13)	(0.01)
								9,906	9,962	4.86
Health Care Providers & Services
ADB Acquiror, Inc	3M	S +	5.40%	11.82% (incl. 2.75% PIK)	5/12/2028		5,389	5,312	5,297	2.59
ADB Acquiror, Inc (Delayed Draw)	3M	S +	5.40%	11.82% (incl. 2.75% PIK)	5/12/2028		94	93	93	0.05
ADB Acquiror, Inc (Revolver) (6)(9)	3M	S +	5.40%	11.82% (incl. 2.75% PIK)	5/12/2028		462	333	331	0.16
	3M	P +	4.25%	11.00%	5/12/2028
Pharmacy Partners Acquisition, LLC	3M	S +	6.50%	10.32%	2/28/2029		997	985	992	0.48
Pharmacy Partners Acquisition, LLC (Revolver) (6)	3M	S +	6.50%	10.32%	2/28/2029		202	(2)	(1)	—
								6,721	6,712	3.28
Hotels, Restaurants & Leisure
Universal GEM Gaming, LLC	3M	S +	6.00%	9.69%	3/13/2031		5,955	5,848	5,928	2.90
Regisa DC, S.A. (Spain) (7)	3M	E +	5.75%	7.77%	12/03/2030	EUR	7,472	8,536	8,638	4.22
								14,384	14,566	7.12
Household Products
BlueSun Holdco, S.L (Spain) (7)	3M	E +	5.00%	7.07%	5/30/2032	EUR	4,064	4,568	4,687	2.29
Iberfrasa (Spain) (7)	3M	E +	5.25%	7.27%	12/22/2031	EUR	7,294	8,370	8,401	4.10
								12,938	13,088	6.39
Human Resource & Employment Services
Pryor Learning, LLC	1M	S +	5.35%	9.07%	2/28/2029		1,771	1,750	1,753	0.86
Pryor Learning, LLC (Revolver) (6)	1M	S +	5.35%	9.07%	2/28/2029		203	31	32	0.02
								1,781	1,785	0.88
IT Consulting & Other Services
MajorKey Technologies Holdings LLC (8)	6M	S +	6.43%	10.44%	12/03/2026		2,235	2,226	2,228	1.09
								2,226	2,228	1.09
IT Services
Oxya Group (France) (6)(7)(9)	3M	E +	5.50%	7.56%	8/30/2030	EUR	4,900	3,518	3,630	1.77
				7.57%	8/30/2030
Penncomp, LLC	1M	S +	5.25%	8.97%	4/17/2030		3,644	3,579	3,608	1.76
Penncomp, LLC	1M	S +	5.25%	8.97%	4/17/2030		6,037	5,948	5,977	2.92
Penncomp, LLC (Delayed Draw)	1M	S +	5.25%	8.97%	4/17/2030		1,168	1,154	1,157	0.57
Penncomp, LLC (Delayed Draw) (6)	1M	S +	5.25%	8.97%	4/17/2030		925	86	83	0.04
Penncomp, LLC (Revolver) (6)	1M	S +	5.25%	8.97%	4/17/2030		214	(3)	(2)	—
								14,282	14,453	7.06
Media
AS1 Sports Bidco Limited (United Kingdom) (7)	3M	E +	6.00%	8.02%	9/26/2030	EUR	358	392	416	0.20
AS1 Sports Bidco Limited (Revolver) (United Kingdom) (6)(7)	3M	E +	6.00%	8.02%	9/26/2030	EUR	63	(1)	(1)	—
TG Studios US, LLC	3M	S +	7.90%	11.59%	4/06/2029		4,800	4,710	4,771	2.33
								5,101	5,186	2.53
Paper & Forest Products
Hoffmaster Group, Inc.	3M	S +	6.25%	10.10%	2/24/2028		4,942	4,882	4,897	2.39
								4,882	4,897	2.39

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Schedule of Investments (continued)

December 31, 2025

(in thousands)

Investments(1)	Reference Rate and Spread(2)			Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated (continued)
Professional Services
Anne Lewis Strategies LLC	3M	S +	5.25%	8.92%	5/29/2030		11,101	$10,950	$11,026	5.39%
Anne Lewis Strategies LLC (Revolver) (6)	3M	S +	5.25%	8.92%	5/29/2030		843	(11)	(6)	—
Efficio Holdco Limited (United Kingdom) (7)	3M	E +	5.75%	7.77%	7/31/2031	EUR	79	83	91	0.04
Efficio Holdco Limited (United Kingdom) (7)	3M	S +	5.75%	9.45%	7/31/2031		386	377	378	0.18
HH Global Finance LTD (8)	6M	S +	6.43%	10.15%	2/25/2027		3,000	2,983	2,991	1.46
HH Global Finance LTD	6M	S +	6.43%	10.15%	2/25/2027		9,000	8,891	8,971	4.38
JCF Kestrel UK Bidco LTD (United Kingdom) (7)	3M	E +	5.25%	7.27%	2/27/2032	EUR	331	334	390	0.19
JCF Kestrel UK Bidco LTD (Delayed Draw) (United Kingdom) (6)(7)	3M	E +	5.25%	7.27%	2/27/2032	EUR	30	-	-	—
Prestige Employee Administrators, LLC	1M	S +	5.50%	9.41%	1/14/2030		7,765	7,687	7,713	3.77
Prestige Employee Administrators, LLC (Delayed Draw) (6)	1M	S +	5.50%	9.41%	1/14/2030		4,235	(21)	(28)	(0.01)
Studio Bidco B.V. (Netherlands) (7)	3M	E +	6.50%	8.52%	4/24/2031	EUR	326	341	376	0.18
Studio Bidco B.V. (Delayed Draw) (Netherlands) (6)(7)	3M	E +	6.50%	8.52%	4/24/2031	EUR	122	(1)	(3)	—
Tetris Bidco Limited (United Kingdom) (7)	3M	SN +	6.75%	10.47%	10/24/2029	GBP	1,798	2,144	2,392	1.17
Tetris Bidco Limited (United Kingdom) (7)	3M	SN +	6.75%	10.47%	10/24/2029	GBP	65	83	87	0.04
Tetris Bidco Limited (Revolver) (United Kingdom) (6)(7)	3M	SN +	6.75%	10.47%	10/24/2029	GBP	263	(6)	(5)	—
Verita Global, LLC	3M	S +	5.25%	8.92%	9/25/2030		10,051	9,906	9,946	4.86
Verita Global, LLC (Delayed Draw) (6)(12)	3M	S +	5.25%	8.92%	9/25/2030		746	(5)	(8)	—
Verita Global, LLC (Revolver) (6)(12)	3M	S +	5.25%	8.92%	9/25/2030		1,178	(17)	(12)	(0.01)
								43,718	44,299	21.64
Software
Avalon Bidco LTD (United Kingdom) (7)	3M	SN +	6.25%	10.22%	4/16/2032	GBP	286	372	387	0.19
Avalon Bidco LTD (Delayed Draw) (United Kingdom) (6)(7)	3M	SN +	6.25%	10.22%	4/16/2032	GBP	92	72	77	0.04
CF Newco, Inc.	3M	S +	6.00%	9.74%	12/10/2029		5,404	5,292	5,359	2.62
CF Newco, Inc.	3M	S +	6.25%	9.99%	12/10/2029		4,846	4,786	4,805	2.35
CF Newco, Inc. (Revolver) (6)	3M	S +	6.00%	9.74%	12/10/2029		1,708	573	583	0.28
Knowledge Support Systems, Inc. (8)	3M	S +	7.00%	12.68% (incl. 2.00% PIK)	11/17/2029		1,625	1,599	1,599	0.78
								12,694	12,810	6.26
Technology Hardware, Storage & Peripherals
Ivy Technology Parent Intermediate III Holdings, LLC	1M	S +	5.38%	9.09%	2/05/2031		5,237	5,155	5,212	2.55
Ivy Technology Parent Intermediate III Holdings, LLC (Revolver) (6)	1M	S +	5.38%	9.09%	2/05/2031		723	133	141	0.07
								5,288	5,353	2.62
Trading Companies & Distributors
CPIG Holdco Inc.	3M	S +	7.10%	11.09%	4/28/2028		4,443	4,372	4,405	2.15
								4,372	4,405	2.15
Total First Lien Debt - non-controlled/non-affiliated								355,367	359,364	175.58
First Lien Debt - controlled/affiliated (10)
Trading Companies & Distributors
Entertainment Earth, LLC	3M	S +	5.15%	8.82%	3/31/2028		1,363	1,363	1,363	0.67
Total First Lien Debt - controlled/affiliated								1,363	1,363	0.67
Total First Lien Debt								$356,730	$360,727	176.25%

Equity Investments - controlled/affiliated (10)
Trading Companies & Distributors
Entertainment Earth, LLC (11)(13)							1,586	$367	$827	0.40%
Total Equity Investments - controlled/affiliated								$367	$827	0.40%
Total Portfolio Investments								$357,097	$361,554	176.65%

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Schedule of Investments (continued)

December 31, 2025

(in thousands)

(1)
Unless otherwise indicated, issuers of debt investments held by the Company are denominated in USD. All debt investments are income producing unless otherwise indicated.
(2)
Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), EuroInterbank Offered Rate (“EURIBOR” or “E”), Australian Bank Bill Swap Rate (“BBSW” or “B”), Sterling Overnight Index Average (“SONIA or SN”), or an alternate base rate (commonly based on the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of December 31, 2025.
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

PGIM Private Credit Fund

Consolidated Schedule of Investments (continued)

December 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Unfunded Commitment Fair Value
ADB Acquiror, Inc	Revolver	5/12/2028	$123	$(2)
AgroFresh, Inc.	Revolver	3/31/2029	736	(10)
Airedale Newco Limited (United Kingdom)	Revolver	12/21/2028	994	(20)
Anne Lewis Strategies LLC	Revolver	5/29/2030	843	(6)
APS Acquisition Holdings, LLC	Delayed Draw Term Loan	7/11/2029	613	(7)
APS Acquisition Holdings, LLC	Revolver	7/11/2029	472	(5)
Aptive Environmental, LLC	Delayed Draw Term Loan	10/15/2032	463	(3)
Aptive Environmental, LLC	Revolver	10/15/2032	969	(6)
AS1 Sports Bidco Limited (United Kingdom)	Revolver	9/26/2030	70	(1)
Avalon Bidco LTD (United Kingdom)	Delayed Draw Term Loan	4/16/2032	47	—
Barchemy BidCo, LLC	Revolver	10/06/2031	1,463	(12)
Capital Construction, LLC	Revolver	10/22/2026	222	(3)
CF Newco, Inc.	Revolver	12/10/2029	1,110	(9)
CI (MG) Group, LLC	Delayed Draw Term Loan	3/27/2030	1,265	(1)
CI (MG) Group, LLC	Revolver	3/27/2030	268	—
Delaware Valley Floral Group LLC	Revolver	8/24/2028	98	—
HDS Intermediate, LLC	Revolver	11/14/2030	901	(8)
HEF Safety Ultimate Holdings, LLC	Delayed Draw Term Loan	11/19/2029	66	—
HEF Safety Ultimate Holdings, LLC	Revolver	11/19/2029	298	(1)
Ivy Technology Parent Intermediate III Holdings, LLC	Revolver	2/05/2031	578	(3)
JCF Kestrel UK Bidco LTD (United Kingdom)	Delayed Draw Term Loan	2/27/2032	31	—
Johns-Byrne LLC	Revolver	8/31/2029	133	(1)
Legend Buyer, Inc.	Revolver	1/19/2029	214	(5)
Medical Device Inc.	Revolver	7/11/2029	153	(1)
Medical Device Inc.	Revolver	7/11/2029	240	(2)
Medical Device Inc.	Revolver	7/11/2029	1,533	(13)
Nationwide Acquisition, LLC	Revolver	10/01/2029	1,576	—
Nayak Aircraft Services Holdings GmbH (Germany)	Delayed Draw Term Loan	1/16/2030	954	(11)
NPPI Buyer, LLC	Delayed Draw Term Loan	8/20/2029	1,895	(15)
NPPI Buyer, LLC	Revolver	8/20/2029	1,263	(10)
Oxya Group (France)	Term Loan	8/30/2030	2,132	(5)
Penncomp, LLC	Delayed Draw Term Loan	4/17/2030	832	(8)
Penncomp, LLC	Revolver	4/17/2030	214	(2)
Pharmacy Partners Acquisition, LLC	Revolver	2/28/2029	202	(1)
Prestige Employee Administrators, LLC	Delayed Draw Term Loan	1/14/2030	4,235	(28)
Pryor Learning, LLC	Revolver	2/28/2029	169	(2)
Sail Energy, LLC	Revolver	1/24/2028	381	(3)
Studio Bidco B.V. (Netherlands)	Delayed Draw Term Loan	4/24/2031	131	(3)
Tetris Bidco Limited (United Kingdom)	Revolver	10/24/2029	321	(5)
Titan Home Improvement, LLC	Delayed Draw Term Loan	5/31/2030	593	(2)
Titan Home Improvement, LLC	Revolver	5/31/2030	520	(2)
TriplePoint Acquisition Holdings LLC	Revolver	5/31/2029	1,066	(1)
Verita Global, LLC	Delayed Draw Term Loan	9/25/2030	746	(8)
Verita Global, LLC	Revolver	9/25/2030	1,178	(12)
We Work for Kids, LLC	Revolver	9/26/2029	905	(11)
			$33,216	$(248)

(7)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, non-qualifying assets represented 16.68% of the Company’s total assets as calculated in accordance with regulatory requirements.

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Schedule of Investments (continued)

December 31, 2025

(in thousands)

(8)
Represents a loan that was purchased by the Company and transferred at fair value from a wholly-owned subsidiary of Prudential Financial, Inc. ("Prudential") in March 2023.
(9)
The investment has multiple unique terms, so the loan principal is being subdivided and accordingly, interest is being accrued at differing interest rates as presented on the Consolidated Schedule of Investments.
(10)
Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2025, the Company’s controlled/affiliated investments were as follows:

	Fair value as of December 31, 2024	Gross Additions (a)	Gross Reductions (b)	Change in Unrealized Gains (Loss)	Net Realized Gain (Loss)	Fair Value as of December 31, 2025	Dividend and Interest Income
Controlled/Affiliated Investments
First Lien Debt
Entertainment Earth, LLC	$—	$1,363	$—	$—	$—	$1,363	$65
Equity
Entertainment Earth, LLC	$—	$367	$—	$460	$—	$827	$—
Total Controlled/Affiliated Investments	$—	$1,730	$—	$460	$—	$2,190	$65

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
(11)
Non-income producing investment.
(12)
The investment is held in PGIM PCF CA LLC as of December 31, 2025.
(13)
The investment is held in PGIM PCF DE Blocker LLC as of December 31, 2025.
(14)
The investment is held as collateral for reverse repurchase agreements.

Reverse repurchase agreements outstanding at December 31, 2025:

Broker	Interest Rate	Trade Date	Cost	Maturity Date	Fair Value as of December 31, 2025
Macquarie Bank Limited	6.62%	12/30/2025	$7,670	3/30/2026	$7,670
			$7,670		$7,670

During the year ended December 31, 2025, the Fund held reverse repurchase agreements during the year with an average value of $7,670 and a daily weighted average interest rate of 6.62%.

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Schedule of Investments (continued)

December 31, 2025

(in thousands)

Forward Foreign Currency Exchange Contracts:

Counterparty	Currency Purchased	Currency Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Macquarie Bank Limited	USD 8,778	EUR 7,294	31-Dec-2027	$(6)
Commonwealth Bank Of Australia	USD 8,526	GBP 6,568	30-Nov-2027	(272)
Nomura International plc	USD 8,449	GBP 6,399	28-Oct-2027	(125)
Macquarie Bank Limited	USD 883	EUR 750	23-Jul-2027	(16)
Macquarie Bank Limited	EUR 50	USD 61	23-Jul-2027	(1)
Macquarie Bank Limited	USD 2,945	EUR 2,450	23-Jul-2027	9
Macquarie Bank Limited	USD 369	GBP 286	30-Apr-2027	(15)
Nomura International plc	USD 74	GBP 57	30-Apr-2027	(2)
Nomura International plc	USD 360	EUR 331	26-Feb-2027	(35)
Macquarie Bank Limited	USD 4,147	EUR 3,516	23-Nov-2026	(37)
Macquarie Bank Limited	USD 480	EUR 441	23-Nov-2026	(44)
Nomura International plc	USD 4,145	EUR 3,516	23-Nov-2026	(38)
Nomura International plc	USD 94	GBP 73	30-Oct-2026	(4)
Macquarie Bank Limited	USD 417	EUR 366	25-Sep-2026	(17)
Macquarie Bank Limited	EUR 7	USD 9	25-Sep-2026	—	(*)
Macquarie Bank Limited	USD 88	EUR 79	31-Jul-2026	(5)
Macquarie Bank Limited	USD 359	EUR 326	24-Apr-2026	(25)
Macquarie Bank Limited	USD 113	EUR 96	15-Apr-2026	(1)
Macquarie Bank Limited	USD 170	GBP 129	13-Mar-2026	(3)
Macquarie Bank Limited	USD 8	GBP 6	4-Mar-2026	—	(*)
Commonwealth Bank Of Australia	AUD 15	USD 10	27-Feb-2026	—	(*)
Commonwealth Bank Of Australia	USD 1,057	AUD 1,615	27-Feb-2026	(21)
Commonwealth Bank Of Australia	USD 3,498	EUR 3,024	27-Feb-2026	(63)
Macquarie Bank Limited	USD 1,102	EUR 960	27-Feb-2026	(28)
Macquarie Bank Limited	USD 3,482	EUR 3,111	27-Feb-2026	(182)
Macquarie Bank Limited	EUR 8	USD 9	27-Feb-2026	—	(*)
Nomura International plc	USD 3,428	EUR 3,246	17-Feb-2026	(392)
Nomura International plc	USD 2,510	GBP 2,018	17-Feb-2026	(203)
Nomura International plc	USD 848	EUR 803	17-Feb-2026	(97)
Nomura International plc	EUR 8	USD 9	17-Feb-2026	—	(*)
Nomura International plc	GBP 181	USD 240	17-Feb-2026	4
Macquarie Bank Limited	USD 5,989	GBP 4,483	30-Jan-2026	(41)
Commonwealth Bank Of Australia	USD 1	EUR 1	15-Jan-2026	—	(*)
Commonwealth Bank Of Australia	USD 6	EUR 5	15-Jan-2026	—	(*)
Commonwealth Bank Of Australia	USD 55	GBP 41	15-Jan-2026	—	(*)
Commonwealth Bank Of Australia	USD 5	EUR 4	15-Jan-2026	—	(*)
Commonwealth Bank Of Australia	USD 7	EUR 6	15-Jan-2026	—	(*)
Macquarie Bank Limited	USD 52	EUR 44	15-Jan-2026	—	(*)
Macquarie Bank Limited	USD 22	AUD 34	15-Jan-2026	—	(*)
Macquarie Bank Limited	USD 125	GBP 95	15-Jan-2026	(2)
Macquarie Bank Limited	USD 85	EUR 73	15-Jan-2026	(1)
Macquarie Bank Limited	USD 7	EUR 6	15-Jan-2026	—	(*)
				$(1,663)

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

PGIM Private Credit Fund

Schedule of Investments (continued)

December 31, 2024

(in thousands)

Investments(1) (11)	Reference Rate and Spread(2)			Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
Investments—non-affiliated (continued)
Food Products
Hometown Food Company	1M	S +	4.60%	9.05%	8/16/2029		5,864	$5,821	$5,821	4.79%
Sun Orchard, LLC (9)	3M	S +	5.50%	9.83%	7/8/2028		8,530	8,413	8,452	6.95
				10.09%	7/8/2028
Sun Orchard, LLC (Delayed Draw) (6)	3M	S +	5.50%	9.83%	7/8/2028		3,448	(47)	(32)	(0.03)
								14,187	14,241	11.71
Gas Utilities
Sail Energy, LLC	6M	S +	7.25%	11.53%	1/24/2028		1,132	1,117	1,118	0.92
Sail Energy, LLC (Delayed Draw)	6M	S +	7.25%	11.53%	1/24/2028		761	751	751	0.62
Sail Energy, LLC (Revolver) (6)	6M	S +	7.25%	11.53%	1/24/2028		381	(5)	(4)	(0.01)
								1,863	1,865	1.53
Health Care Equipment
Medical Device Inc.	3M	S +	6.35%	10.68%	7/11/2029		1,596	1,564	1,569	1.29
Medical Device Inc. (Revolver) (6)	3M	S +	6.35%	10.68%	7/11/2029		202	(4)	(3)	—
								1,560	1,566	1.29
Health Care Providers & Services
ADB Acquiror, Inc	3M	S +	8.03%	12.35%	5/12/2028		5,190	5,088	5,105	4.20
ADB Acquiror, Inc (Delayed Draw) (6)	3M	S +	8.03%	12.35%	5/12/2028		1,545	62	66	0.06
ADB Acquiror, Inc (Revolver) (6) (9)	3M	S +	8.03%	12.35%	5/12/2028		455	173	174	0.14
	3M	P +	6.88%	14.38%	5/12/2028
MM Proton I, LLC	1M	S +	6.75%	11.30%	5/29/2029		6,603	6,515	6,562	5.40
Pharmacy Partners Acquisition, LLC	3M	S +	6.50%	11.01%	2/28/2029		1,006	993	1,002	0.82
Pharmacy Partners Acquisition, LLC (Revolver) (6)	3M	S +	6.50%	11.01%	2/28/2029		202	(3)	(1)	—
								12,828	12,908	10.62
Hotels, Restaurants & Leisure
Regisa DC, S.A. (Spain) (7)	3M	E +	5.75%	8.68%	11/14/2030	EUR	441	450	444	0.37
								450	444	0.37
Household Products
Bluesun Consumer Brands, S.L. (Spain) (7)	3M	E +	5.75%	8.43%	2/28/2030	EUR	3,111	3,285	3,182	2.62
								3,285	3,182	2.62
Human Resource & Employment Services
Pryor Learning, LLC	1M	S +	6.85%	11.21%	2/28/2028		1,791	1,764	1,774	1.46
Pryor Learning, LLC (Revolver) (6)	1M	S +	6.85%	11.21%	2/28/2028		203	(3)	(2)	—
								1,761	1,772	1.46
IT Consulting & Other Services
Kopius Holdings (8)	3M	S +	6.26%	10.73%	12/3/2026		2,359	2,344	2,347	1.93
								2,344	2,347	1.93
IT Services
Penncomp LLC	1M	S +	6.35%	10.71%	10/17/2028		3,681	3,610	3,660	3.01
Penncomp LLC (Delayed Draw) (6)	1M	S +	6.35%	10.71%	10/17/2028		1,180	883	892	0.73
Penncomp LLC (Revolver) (6)	1M	S +	6.35%	10.71%	10/17/2028		148	(3)	(1)	—
								4,490	4,551	3.74
Media
AOM Intermediate Holdco, LLC	3M	S +	6.65%	10.98%	8/22/2028		3,290	3,225	3,238	2.66
AOM Intermediate Holdco, LLC (Revolver) (6) (9)	3M	S +	6.65%	10.97%	8/22/2028		258	64	65	0.05
				10.98%	8/22/2028
AS1 Sports Bidco Limited (United Kingdom) (7)	3M	E +	6.00%	8.68%	9/26/2030	EUR	366	398	371	0.31
AS1 Sports Bidco Limited (Revolver) (United Kingdom) (6) (7)	3M	E +	6.00%	8.68%	9/26/2030	EUR	63	(2)	(2)	—
TG Studios US, LLC	3M	S +	7.90%	12.23%	4/6/2029		5,000	4,887	4,945	4.07
								8,572	8,617	7.09
Paper & Forest Products
Hoffmaster Group, Inc.	1M	S +	6.25%	10.82%	2/24/2028		5,167	5,080	5,101	4.20
								5,080	5,101	4.20

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

PGIM Private Credit Fund

Notes to Consolidated Financial Statements

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

Note 2. Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X.

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

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. As of December 31, 2025, the Company has consolidated the financial position and results of operations of its wholly owned subsidiaries, PPCF SPV May 2025 LLC, PGIM PCF CA LLC, and PGIM PCF DE Blocker LLC. As of and prior to quarter ended June 30, 2025, amounts presented in the financial statements are unconsolidated as the Company had no active subsidiaries.

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

Cash and Cash Equivalents

Cash represents cash deposits held at financial institutions, which at times may exceed U.S. federally insured limits. The Company’s deposits are held at financial institutions with high credit-quality to minimize credit risk exposure. Cash equivalents consist of other highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents, other than open-end mutual funds, are carried at cost, which approximates fair value. The Company may invest in cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment. The Company did not invest in cash equivalents for the year end December 31, 2025.

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

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including original issue discount and upfront structuring fees (i.e., origination fees) received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the years ended December 31, 2025, 2024 and 2023, the Company recorded $27,345, $17,680 and $8,558 (dollar amounts in thousands), respectively, in interest income.

Payment-In-Kind (“PIK”) Income

The Company has loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s Consolidated Statement of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s tax treatment as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the years ended December 31, 2025, 2024 and 2023, the Company recorded $540, $71 and $0 (dollar amounts in thousands), respectively, in PIK interest income.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly- traded portfolio companies. For the years ended December 31, 2025, 2024 and 2023, the Company recorded $168, $182 and $1,299 (dollar amounts in thousands), respectively, in dividend income.

Effective June 14, 2024, the Company changed its overnight cash sweep vehicle from an unaffiliated money market fund to the PGIM Core Ultra Short Bond Fund (the “Core Fund”), a series of Prudential Investment Portfolios 2, registered under the 1940 Act and managed by PGIM Investments. PGIM Investments and/or its affiliates are paid fees or reimbursed for providing their services to the Core Fund. For the years ended December 31, 2025, 2024 and 2023, the Company recorded $30, $40 and $0 (dollar amounts in thousands), respectively, in dividend income from affiliated investments.

Effective March 18, 2025, the Company changed its overnight cash sweep vehicle from the Core Fund to the State Street Institutional Treasury Plus Money Market Fund - Investor Class (SAEXX), an unaffiliated money market fund.

Fee Income

The Company may receive various fees in the ordinary course of business such as for consents, waivers and amendments, as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. For the years ended December 31, 2025, 2024 and 2023, the Company recorded $730, $243, and $108 (dollar amounts in thousands), respectively, in fee income.

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

Reverse Repurchase Agreements

The Company entered into reverse repurchase agreements with qualified third-party broker-dealers in which the Company sells securities to a bank or broker-dealer and agrees to repurchase the same securities at a mutually agreed upon date and price. The Company receives securities and/or cash as collateral with a market value in-excess of the repurchase price to be paid by the Company upon the maturity of the transaction. During the term of the agreement, the Company continues to receive the principal and interest payments on the securities sold. Certain agreements have no stated maturity and can be terminated by either party at any time. Due to the short-term nature of reverse repurchase agreements, face value approximates fair value. Cash received in exchange for securities delivered plus accrued interest due to the counterparty is recorded as a liability in the Consolidated Statements of Assets and Liabilities. Interest payments made by the Company to the counterparties are recorded as a component of interest expense in the Consolidated Statements of Operations.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations, and interpretations thereof. The Company had no material uncertain tax positions as of December 31, 2025 or December 31, 2024.

Allocation of Income, Expenses, Gains and Losses

Income, expenses (other than those attributable to a specific class), gains and losses are allocated to each class of shares based upon the net asset value of that class in relation to the net asset value of the Company. Expenses that are specific to a class of shares are allocated to such class directly.

Distributions

To the extent that the Company has taxable income available, the Company intends to make monthly distributions to its shareholders. Distributions to shareholders are recorded on the ex date. All distributions will be paid at the discretion of the Board and will depend on Company earnings, financial condition, maintenance of tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.

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

Recent Accounting Pronouncement and Regulatory Developments

In November 2024, the FASB issued ASU 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires public business entities to disclose disaggregated expense details in their income statements, including categories such as employee compensation, depreciation, and amortization. The update aims to enhance transparency by requiring tabular disclosures and qualitative descriptions for unspecified amounts. Additionally, entities must report total selling expenses and their definitions annually. The standard is effective for annual periods beginning after December 15, 2026, with interim periods following in 2027, and early adoption is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements. Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

During the reporting period, the Company adopted Accounting Standards Update 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments enhance income tax disclosures by requiring greater disclosure of income taxes paid by jurisdiction. The Company did not pay a significant amount of foreign or U.S.federal, state or local income taxes and therefore did not include any additional disclosures in these consolidated financial statements.

Note 3. Fees, Expenses, Agreements and Related Party Transactions

The Manager, an indirect, wholly-owned subsidiary of Prudential and a registered investment adviser, is the Company’s investment manager. The Manager has engaged PGIM, an indirect, wholly-owned subsidiary of Prudential, as the Company’s subadviser. PGIM provides day-to-day management of the Company’s portfolio primarily through PGIM Private Capital (“PPC”), its dedicated private credit asset management business unit. On April 24, 2025, PGIM entered into a Sub-Subadvisory Agreement with Deerpath Capital Management, LP (“Deerpath” and together with PPC, the “Private Credit Subadvisers”), pursuant to which Deerpath will manage a portion of the direct lending investments for the Company. Deerpath is an indirect, majority-owned subsidiary of Prudential. In addition, the Manager has engaged PGIM Fixed Income, the primary fixed income asset management unit of PGIM (together with the Private Credit Subadvisers, the “Subadvisers”), to invest in broadly syndicated loans for liquidity purposes. PPC, subject to the supervision and direction of the Manager and the Board, determines the allocation among the Subadvisers. As of December 31, 2025, there are currently no assets in the Company managed by PGIM Fixed Income or Deerpath. The Manager is permitted to allocate portions of the Company’s portfolio to any of the business units within PGIM.

The Company and the Manager have entered into a third amended and restated management agreement (the “Management Agreement”) pursuant to which the Manager is entitled to receive a base management fee and an incentive fee.

Management Fees

The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. Prior to the Company’s election of BDC status, the management fee was contractually set to zero. Accordingly, no fee was accrued during that time. Following the Company’s election of BDC status, net assets for the first applicable calendar month were measured from the date that the Company first publicly sold shares to a person or entity other than the Manager or its affiliates. The Manager previously contractually agreed to waive its management fee in its entirety through December 31, 2025 (the “Waiver Period”). Following the Waiver Period, the Manager receives a management fee calculated as described above. The Manager may not recoup the waived Management Fees.

For the years ended December 31, 2025, 2024 and 2023, the Company accrued management fees of $2,071, $1,426, and $485 (dollar amounts in thousands), respectively, all of which was subject to waiver by the Manager. As of December 31, 2025 and December 31, 2024, there were no management fees payable by the Company.

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

The Manager previously contractually agreed to waive its incentive fee in its entirety through the Waiver Period. Prior to the Company’s election of BDC status, the incentive fee was contractually set to zero. Accordingly, no fee was incurred during that time. The Manager may not recoup the waived Incentive Fees.

For the years ended December 31, 2025, 2024 and 2023, the Company accrued income based incentive fees of $1,829, $1,153, and $608 (dollar amounts in thousands), respectively, all of which were subject to waiver by the Manager. As of December 31, 2025 and December 31, 2024, there were no incentive fees payable by the Company.

For the years ended December 31, 2025, 2024 and 2023, the Company accrued capital gains incentive fees of $122, $104, and $0 (dollar amounts in thousands), respectively, all of which were subject to waiver by the Manager. As of December 31, 2025 and December 31, 2024, there were no capital gains incentive fees payable by the Company.

Sub-Advisory Fee

Pursuant to the second amended and restated subadvisory agreement between the Manager and PGIM (the “Subadvisory Agreement”), the Manager pays a portion of the management fee and incentive fee it receives from the Company to PGIM. No advisory fees are paid by the Company directly to PGIM.

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

PGIM Fixed Income will receive an annual subadvisory fee, payable monthly in arrears by the Manager at an annual rate of 0.42% of the value of the Company’s net assets within the broadly syndicated loan portion of the portfolio managed by PGIM Fixed Income as of the beginning of the first calendar day of the applicable month. For the first calendar month, net assets will be measured as of the date that the Company first publicly sells shares to a person or entity other than the Manager or its affiliates. For the avoidance of doubt, no incentive fee shall be paid by the Manager to PGIM Fixed Income. As of December 31, 2025, there are currently no assets in the Company managed by PGIM Fixed Income.

The Manager previously contractually agreed to waive its management fee in its entirety through the Waiver Period. During the Waiver Period, the Company did not bear the cost of the management fee, incentive fee or subadvisory fee. Accordingly, no subadvisory fee was payable by the Manager to PGIM for the years ended December 31, 2025, 2024 and 2023.

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

Sub-Subadvisory Fee

For the portion of the Company's assets allocated to Deerpath, PPC will pay a portion of the Management Fee and Incentive Fee it receives from the Manager to Deerpath. No advisory fees will be paid by the Company directly to Deerpath. As of December 31, 2025, there are currently no assets in the Company managed by Deerpath.

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

Intermediary Manager Agreement

The Company entered into an amended and restated intermediary manager agreement with Prudential Investment Management Services, LLC (the “Distributor” or “PIMS”), an affiliate of the Manager, who will be principal underwriter and distributor of the Company’s Common Shares. The Distributor will be entitled to receive shareholder servicing and/or distribution fees with respect to the Class S and Class D Shares on an annualized basis as a percentage of the NAV for such class, subject to the inception of each class. The shareholder servicing and/or distribution fees will be paid monthly in arrears at an annual rate of 0.85% and 0.25% for Class S and D respectively, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month. No distribution and/or shareholder servicing fees will be paid with respect to Class I. For the years ended December 31, 2025, 2024 and 2023, the Company accrued servicing and/or distribution fees of less than $500 which were attributable to Class S and Class D Shares, respectively.

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

For the year ended December 31, 2025, the Company accrued transfer agent’s fees and expenses of $200, $64 and $72 (dollar amounts in thousands), for Class I, Class S and Class D Shares, respectively. For the year ended December 31, 2024, the Company accrued transfer agent’s fees and expenses of $77, $49 and $97 (dollar amounts in thousands), for Class I, Class S and Class D Shares, respectively. For the year ended December 31, 2023, the Company accrued transfer agent’s fees and expenses of $105, $28 and $28 (dollar amounts in thousands), for Class I, Class S and Class D Shares, respectively.

As of December 31, 2025, and December 31, 2024, there were $53 and $20 (dollar amounts in thousands), respectively, of transfer agent’s fees payable by the Company.

Expense Limitation and Reimbursement Agreement

Pursuant to an expense limitation and reimbursement agreement by and among the Company and the Manager, for three years from May 5, 2023, the effective date of the Company’s registration statement (the “ELRA Period”), the Manager has contractually agreed to waive its fees and/or reimburse expenses of the Company so that the Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). The Company has agreed to repay these amounts, when and if requested by the Manager, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Manager waived or reimbursed such fees or expenses. This arrangement cannot be terminated without the consent of the Board prior to the end of the ELRA Period. “Specified Expenses” includes all expenses incurred in the business of the Company, including organizational and offering costs (excluding the organizational and offering expenses relating to the initial sale of Class S, Class D and Class I Common Shares), with the following exceptions: (i) the management fee, (ii) the incentive fee, (iii) the shareholder servicing and/or distribution fee, (iv) brokerage costs or other investment-related out-of-pocket expenses, (v) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (vi) taxes, and (vii) extraordinary expenses (as determined in the sole discretion of the Manager). Prior to the Company’s election of BDC status, the Manager agreed to voluntarily enact the above-described expense limitation. Accordingly, such expense reimbursement is reflected on the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023.

Certain other expenses may be paid by the Manager, subject to the Manager's sole discretion. The Company will not be required to repay such amounts to the Manager.

As of December 31, 2025, under the ELRA, the amounts eligible for potential recoupment with respective expiration dates are as follows (dollar amounts in thousands):

For the Quarters Ended	Expense Payments by Manager	Reimbursement Payments to Manager	Unreimbursed Expense Payments	Effective Rate of Distribution per Common Share (1)	Reimbursement Eligibility Expiration	Operating Expense Ratio (2)
March 31, 2023	$78	$—	$78	0.00%	March 31, 2026	0.19%
June 30, 2023	285	—	285	0.00%	June 30, 2026	0.37%
September 30, 2023	1,029	—	1,029	0.00%	September 30, 2026	1.01%
December 31, 2023	1,227	—	1,227	10.94%	December 31, 2026	1.33%
March 31, 2024	795	—	795	10.90%	March 31, 2027	0.81%
June 30, 2024	953	—	953	10.85%	June 30, 2027	0.96%
September 30, 2024	511	—	511	14.18%	September 30, 2027	0.56%
December 31, 2024	680	—	680	12.96%	December 31, 2027	0.68%
March 31, 2025	413	—	413	11.54%	March 31, 2028	0.39%
June 30, 2025	474	—	474	13.68%	June 30, 2028	0.41%
September 30, 2025	1,323	—	1,323	13.33%	September 30, 2028	0.84%
December 31, 2025	1,285	—	1,285	13.35%	December 31, 2028	0.75%
	$9,053	$—	$9,053

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

Entertainment Earth LLC is an online retailer and wholesaler of licensed collectibles, including toys and action figures. The portfolio company was purchased by the Company and transferred at fair value from a wholly-owned subsidiary of Prudential in March 2023. In April 2025, the portfolio company completed a debt restructuring. As of December 31, 2025, the Company's investment at fair value in Entertainment Earth, LLC was $1,363 in debt and $827 (dollar amounts in thousands) in equity. The Company does not consolidate its equity interest in Entertainment Earth, LLC.

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

Note 4. Investments

As of December 31, 2025 and December 31, 2024, the composition of the Company’s investment portfolio at cost and fair value was as follows (dollar amounts in thousands):

	December 31, 2025
	Cost	Fair value	Percentage of Total Investments at Fair Value
First Lien Debt	$356,730	$360,727	99.77%
Equity Investments	367	827	0.23%
Total	$357,097	$361,554	100.00%

	December 31, 2024
	Cost	Fair value	Percentage of Total Investments at Fair Value
First Lien Debt	$209,254	$209,214	100.00%
Total	$209,254	$209,214	100.00%

As of December 31, 2025 and December 31, 2024, the industry composition of investments at fair value was as follows:

Industry	December 31, 2025	December 31, 2024
Food Products	12.62%	6.81%
Professional Services	12.25%	4.43%
Chemicals	8.98%	9.07%
Diversified Consumer Services	8.93%	7.94%
Commercial Services & Supplies	8.20%	8.04%
Construction & Engineering	5.42%	8.26%
Containers & Packaging	4.24%	7.32%
Building Products	4.09%	7.13%
IT Services	4.00%	2.18%
Household Products	3.62%	1.52%
Software	3.54%	3.52%
Health Care Equipment	2.76%	0.75%
Hotels, Restaurants & Leisure	4.03%	0.21%
Financial Services	2.39%	—%
Beverages	2.21%	4.23%
Health Care Providers & Services	1.86%	6.17%
Trading Companies & Distributors	1.82%	3.42%
Auto Components	1.65%	2.82%
Business Services	—%	1.07%
Technology Hardware, Storage & Peripherals	1.48%	—%
Media	1.43%	4.12%
Paper & Forest Products	1.36%	2.44%
Aerospace & Defense	1.04%	1.56%
IT Consulting & Other Services	0.62%	1.12%
Human Resource & Employment Services	0.49%	0.85%
Gas Utilities	0.49%	0.89%
Environmental & Facilities Services	0.28%	0.52%
Distributors	0.20%	0.24%
Electronic Equipment, Instruments & Components	—%	3.37%
Total	100.00%	100.00%

As of December 31, 2025 and December 31, 2024, the geographic composition of investments at cost and fair value was as follows (dollar amounts in thousands):

	December 31, 2025
Country	Cost	Fair Value	% of Total Investments at Fair Value
United States	$295,204	$297,521	82.29%
United Kingdom	25,694	26,844	7.42%
Spain	21,474	21,726	6.01%
France	9,872	10,279	2.84%
Germany	3,461	3,765	1.04%
Australia	1,052	1,046	0.29%
Netherlands	340	373	0.11%
Total	$357,097	$361,554	100.00%

	December 31, 2024
Country	Cost	Fair Value	% of Total Investments at Fair Value
United States	$184,675	$185,168	88.51%
United Kingdom	9,618	9,601	4.59%
France	6,332	6,201	2.96%
Spain	3,735	3,626	1.73%
Germany	3,442	3,267	1.56%
Australia	1,114	1,024	0.49%
Netherlands	338	327	0.16%
Total	$209,254	$209,214	100.00%

As of December 31, 2025 and 2024, no loans in the portfolio were on non-accrual status.

As of December 31, 2025 and 2024, on a fair value basis, all performing debt investments bore interest at a floating rate.

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

The following is a summary of the inputs used as of December 31, 2025 and December 31, 2024 in valuing such financial instruments (dollar amounts in thousands):

	December 31, 2025
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$360,727	$360,727
Equity Investments	—	—	827	827
Total	$—	$—	$361,554	$361,554
Unrealized appreciation (depreciation) on OTC forward foreign currency exchange contracts*	$—	$(1,663)	$—	$(1,663)

	December 31, 2024
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$209,214	$209,214
Cash Equivalents	19	—	—	19
Total	$19	$—	$209,214	$209,233
Unrealized appreciation (depreciation) on OTC forward foreign currency exchange contracts*	$—	$999	$—	$999

* Represents derivative instruments not reflected in the Consolidated Schedule of Investments, which are recorded at the unrealized appreciation (depreciation) on the instrument.

The following table presents the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value (dollar amounts in thousands):

	Year Ended December 31, 2025
	Debt Investments	Equity Investments	Total
Fair value, beginning of period	$209,214	$—	$209,214
Purchases of investments	197,442	367	197,809
Proceeds from principal repayments	(51,363)	—	(51,363)
Payment-in-kind interest	616	—	616
Accretion of discount/amortization of premium	1,760	—	1,760
Net realized gain (loss)	(979)	—	(979)
Net change in unrealized appreciation (depreciation)	4,037	460	4,497
Fair value, end of period	$360,727	$827	$361,554
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of December 31, 2025	$4,037	$460	$4,497

First Lien Debt - Total Investments
Year Ended December 31, 2024
Fair value, beginning of period	$101,019
Purchases of investments	117,255
Proceeds from principal repayments	(9,477)
Payment-in-kind interest	71
Accretion of discount/amortization of premium	803
Net realized gain (loss)	14
Net change in unrealized appreciation (depreciation)	(471)
Fair value, end of period	$209,214
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of December 31, 2024	$(471)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value (dollar amounts in thousands).

	Fair Value as of December 31, 2025(1)	Valuation Approach/ Methodology	Unobservable Input(s)	Range (Weighted Average)*	Directional Impact on Fair Value from Input Increase**
Assets:
First Lien Debt	$311,770	Income/Discounted Cash Flow	Discount Rate	7.36% - 14.87% (9.72%)	Decrease
Equity Investments	827	Market / Enterprise Value	EBITDA Multiple	3.5x - 4.5x (4.0x)	Increase
	$312,597

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

(1) As of December 31, 2025, included within the fair value of Level 3 assets of $361,554 is an amount of $48,957 for which the Manager did not develop the unobservable inputs (examples include recent transaction prices).

	Fair value as of December 31, 2024 (1)	Valuation Approach/ Methodology	Unobservable Input(s)	Range (Weighted Average)*	Directional Impact on Fair Value from Input Increase**
Assets:
First Lien Debt	$171,709	Income/Discounted Cash Flow	Discount Rate	8.48% - 17.21% (11.25%)	Decrease

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

Fair value of derivative instruments as of December 31, 2025 as presented in the Consolidated Statements of Assets and Liabilities (dollar amounts in thousands):

Asset Derivatives			Liability Derivatives
Derivative not accounted for as hedging instruments, carried at fair value	Consolidated Statement of Assets and Liabilities Location	Fair Value	Consolidated Statement of Assets and Liabilities Location	Fair Value
Foreign exchange contracts	Unrealized appreciation on OTC forward foreign currency exchange contracts	$13	Unrealized depreciation on OTC forward foreign currency exchange contracts	$1,676

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

The effects of derivative instruments on the Consolidated Statements of Operations for the years ended December 31, 2025 and December 31, 2024, are as follows (dollar amounts in thousands):

Amount of Realized Gain (Loss) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
	Year Ended December 31,
	2025	2024
Foreign exchange contracts	$10	$(141)
Total	$10	$(141)

Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
	Year Ended December 31,
	2025	2024
Foreign exchange contracts	$(2,662)	$1,281
Total	$(2,662)	$1,281

For the years ended December 31, 2025 and December 31, 2024, the Company’s average volume of derivative activities is as follows (dollar amounts in thousands):

	Average Volume of Derivative Activities*
	Year Ended
Derivative Contract Type	December 31, 2025	December 31, 2024
Forward Foreign Currency Exchange Contracts - Sold (1)	32,766	21,450
Forward Foreign Currency Exchange Contracts - Purchased (1)	358	81

* Average volume is based on average quarter end balances for the years ended December 31, 2025 and December 31, 2024.

(1)
Value at Settlement Date.

Financial Instruments/Transactions—Summary of Offsetting and Netting Arrangements

The Company invested in OTC derivatives and entered into financial instruments/transactions during the reporting period that are either offset in accordance with current requirements or are subject to enforceable master netting arrangements or similar agreements that permit offsetting. The information about offsetting and related netting arrangements for OTC derivatives and financial instruments/transactions where the legal right to set-off exists is presented in the summary below.

Offsetting of OTC derivative and financial instruments/transactions assets and liabilities as of December 31, 2025 (dollar amounts in thousands):

Counterparty	Gross Amounts of Recognized Assets(1)		Gross Amounts of Recognized Liabilities(1)	Net Amounts of Recognized Assets/(Liabilities)	Collateral Pledged/(Received)(2)	Net Amount
Macquarie Bank Limited	$9		$(424)	$(415)	$—	$(415)
Nomura International plc	4		(896)	(892)	—	(892)
Commonwealth Bank Of Australia	—	*	(356)	(356)	—	(356)
	$13		$(1,676)	$(1,663)	$—	$(1,663)

Description	Counterparty	Gross Market Value of Recognized Assets/(Liabilities)	Collateral Pledged/(Received)(2)	Net Amount
Reverse Repurchase Agreement	Macquarie Bank Limited	$(7,670)	$7,670	$—

(1)
Includes unrealized appreciation/(depreciation) on forwards as represented on the Consolidated Statement of Assets and Liabilities.
(2)
Collateral amount disclosed by the Company is limited to the to the market value of financial instruments/transactions and the OTC derivative exposure by counterparty.

* Less than $500

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

Financial Instruments disclosed but not carried at fair value

The following tables present the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of December 31, 2025 and December 31, 2024, and the level of each financial liability within the fair value hierarchy (dollar amounts in thousands):

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility	$165,750	$165,750	$94,150	$94,150
Reverse Repurchase Agreement	7,670	7,670	—	—
Promissory Notes Payable	214	214	—	—
	$173,634	$173,634	$94,150	$94,150

	December 31, 2025	December 31, 2024
Level 1	$—	$—
Level 2	—	—
Level 3	173,634	94,150
Total debt	$173,634	$94,150

Note 6. Borrowings

Credit Facility

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

The Company's debt obligations consisted of the following as of December 31, 2025 and December 31, 2024 (dollar amounts in thousands):

Revolving Credit Facility	December 31, 2025	December 31, 2024
Total Commitment	$175,000	$150,000
Amount Outstanding (1)	165,750	94,150
Unused Portion (2)	9,250	55,850
Amount Available (3)	91,061	52,607

(1)
Amount outstanding on the Consolidated Statements of Assets and Liabilities are net of deferred financing costs.
(2)
The unused portion is the amount upon which commitment fees are based.
(3)
The amount available reflects any limitations related to the credit facility’s borrowing base.

The components of total interest expense were as follows (dollar amounts in thousands):

	For the Years Ended
	December 31, 2025	December 31, 2024
Borrowings interest expense	$6,518	$2,492
Facility unused fee	365	533
Amortization of financing costs and debt issuance costs	266	241
Total interest expense	$7,149	$3,266
Average debt borrowings	$97,581	$34,949
Average interest rates on borrowings	7.33%	7.38%

Promissory Notes

On December 1, 2025, the Company closed on an offering of 110 promissory notes in each of Class S and Class D Common Shares due on December 1, 2055 (the “Promissory Notes”) in a private offering, with each Promissory Note being issued in connection with the issuance of one common share of the Company (the “Promissory Notes Offering”) to accredited investors (as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (“Securities Act”). The aggregate principal amount of the Promissory Notes are $110,000 less the value of 110 common shares at issuance for each Class S and Class D common shares. The Company will pay interest equal to 12.0% per year on each outstanding Promissory Note, with such interest to be paid semi-annually on or before June 30 and December 31 each year. The Manager has voluntarily agreed to waive such interest expense.

The Promissory Notes are general unsecured senior obligations of the Company and rank equally with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company. The Promissory Notes are subject to prepayment, in whole or in part, at any time on or following the date on which the Company has repurchased the common share issued in connection with the Promissory Note. If the Company elects to prepay the Promissory Notes, the Company will pay the principal as of the prepayment date plus all accrued, unpaid, and past due interest, and if the prepayment occurs within 24 months of the issue date, the Company will pay a one-time prepayment premium. The Promissory Notes are also subject to certain customary events of default with cure periods, as applicable. The Promissory Notes are also subject to certain restrictions necessary to protect the Company’s status as a business development company under the 1940 Act.

The Promissory Notes are issued in reliance on Regulation D under the Securities Act. The Promissory Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable. The Company intends to use the net proceeds from the Promissory Note Offering for general corporate purposes.

The components of total interest expense were as follows (dollar amounts in thousands):

	For the Years Ended
	December 31, 2025	December 31, 2024
Borrowings interest expense	$2	$—
Total interest expense	$2	$—
Average debt borrowings	$220	$—
Average interest rates on borrowings	12.00%	0.00%

Short-Term Borrowings

In order to finance certain investment transactions, the Company may, from time to time, enter into reverse repurchase agreements, whereby the Company sells to a counterparty an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon purchase price at a future date (each a “Short-Term Financing Transaction”). Securities sold under this arrangement are presented in the Consolidated Schedule of Investments.

In accordance with ASC 860, Transfers and Servicing, the Short-Term Financing Transactions meet the criteria for secured borrowings. Accordingly, the investment financed by these agreements remains on the Company’s consolidated statements of assets and liabilities as an asset, and the Company records a liability to reflect its repurchase obligation, which is reported as debt on the Company’s consolidated statements of assets and liabilities. The repurchase obligation is secured by the respective investment that is the subject of the reverse repurchase agreement. Interest expense associated with the repurchase obligation is reported on the Company’s consolidated statements of operations within interest expense.

The components of total interest expense were as follows (dollar amounts in thousands):

	For the Years Ended
	December 31, 2025	December 31, 2024
Borrowings interest expense	$3	$—
Total interest expense	$3	$—
Average debt borrowings	$7,670	$—
Average interest rates on borrowings	6.62%	0.00%

As of December 31, 2025 and December 31, 2024, the Company had an aggregate amount of $173.6 million and $94.2 million of debt outstanding and the asset coverage ratio was 217.9% and 229.1%, respectively.

The following is information about the Company's senior securities as of the dates indicated in the below table (dollar amounts in thousands):

Class and Year	Total Amount Outstanding (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facility
December 31, 2025	$165,750	2	—	N/A
December 31, 2024	94,150	2	—	N/A
Promissory Notes Payable
December 31, 2025	214	2	—	N/A

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

Note 7. Commitments and Contingencies

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which requires the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2025 and December 31, 2024, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $33,216 and $25,646 (dollar amounts in thousands), respectively.

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

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025, the Company was not involved in any material legal proceedings.

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

As of December 31, 2025, the Company has 8,225,237, 4,143 and 641 of Class I, Class S and Class D Shares issued and outstanding, respectively, all of which is 76.63% owned by Pruco Life Insurance Company.

The following table summarizes transactions with respect to the Company’s Common Shares during the years ended December 31, 2025 and 2024 (dollars in thousands except share amounts):

	December 31, 2025
	Class I		Class S		Class D
	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	2,579,264	$64,071	3,508	$89	110	$3
Shares/gross proceeds from the private placements	—	—	—	—	—	—
Share transfers between classes	—	—	—	—	—	—
Reinvestment of distribution	780,950	19,384	171	4	63	2
Repurchased shares	(11,954)	(296)	—	—	—	—
Net Increase (decrease)	3,348,260	$83,159	3,679	$93	173	$5

	December 31, 2024
	Class I		Class S		Class D
	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	47,539	$1,177	—	$—	—	$—
Shares/gross proceeds from the private placements	—	—	—	—	—	—
Share transfers between classes	—	—	—	—	—	—
Reinvestment of distribution	507,074	12,608	82	2	86	2
Repurchased shares	—	—	—	—	—	—
Net Increase (decrease)	554,613	$13,785	82	$2	86	$2

Net Asset Value per Share

The Company determines NAV for each class of Shares each month as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e., the prior month-end NAV). The following table presents each month-end NAV per share for Class I, Class S and Class D Common Shares during the years ended December 31, 2025 and 2024:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2025	$24.93	$25.40	$25.39
February 28, 2025	24.94	25.42	25.41
March 31, 2025	24.95	25.43	25.42
April 30, 2025	24.71	25.20	25.18
May 31, 2025	24.74	25.24	25.21
June 30, 2025	24.78	25.29	25.25
July 31, 2025	24.74	25.26	25.21
August 31, 2025	24.78	25.30	25.26
September 30, 2025	24.83	25.36	25.31
October 31, 2025	24.81	25.35	25.29
November 30, 2025	24.81	25.35	25.29
December 31, 2025	24.87	25.42	25.36

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2024	$24.70	$25.14	$25.14
February 29, 2024	24.73	25.17	25.16
March 31, 2024	24.78	25.22	25.21
April 30, 2024	24.78	25.22	25.22
May 31, 2024	24.82	25.26	25.25
June 30, 2024	24.89	25.34	25.33
July 31, 2024	24.93	25.38	25.36
August 31, 2024	25.01	25.47	25.45
September 30, 2024	24.97	25.43	25.41
October 31, 2024	24.92	25.38	25.36
November 30, 2024	24.88	25.35	25.33
December 31, 2024	24.93	25.40	25.38

Distributions

To the extent that the Company has taxable income available, the Company intends to make monthly distributions to its shareholders. Distributions to shareholders are recorded on the ex date. All distributions will be paid at the discretion of the Board and will depend on Company earnings, financial condition, maintenance of tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.

Capital gains, if any, are distributed at least annually, although the Company may decide to retain all or some of those capital gains for investment and pay U.S. federal income tax at corporate rates on those retained amounts. If the Company chooses to do so, this generally will increase expenses and reduce the amount available to be distributed to shareholders.

The Board authorizes and declares monthly distribution amounts per share of Class I, Class S and Class D Common Shares. The following tables summarize the Company’s distributions declared during the year ended December 31, 2025 (dollar amounts in thousands except per share):

			Class I
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 28, 2025	January 31, 2025	February 27, 2025	$0.24000	$0.05226	$0.29226	$1,441
February 27, 2025	February 28, 2025	March 28, 2025	0.24000	0.03707	0.27707	1,396
March 27, 2025	March 31, 2025	April 29, 2025	0.24000	—	0.24000	1,405
April 28, 2025	April 30, 2025	May 29, 2025	0.24000	0.03607	0.27607	1,684
May 28, 2025	May 30, 2025	June 27, 2025	0.24000	0.03133	0.27133	1,732
June 26, 2025	June 30, 2025	July 30, 2025	0.24000	0.04233	0.28233	1,861
July 29, 2025	July 31, 2025	August 28, 2025	0.24000	0.04152	0.28152	1,895
August 27, 2025	August 29, 2025	September 29, 2025	0.24000	0.03558	0.27558	1,935
September 26, 2025	September 30, 2025	October 30, 2025	0.24000	0.03625	0.27625	2,032
October 28, 2025	October 31, 2025	November 26, 2025	0.24000	0.03571	0.27571	2,122
November 25, 2025	November 28, 2025	December 30, 2025	0.24000	0.03627	0.27627	2,214
December 29, 2025	December 31, 2025	January 30, 2026	0.24000	0.03645	0.27645	2,274

			Class S
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 28, 2025	January 31, 2025	February 27, 2025	$0.22177	$0.05261	$0.27438	$—	*
February 27, 2025	February 28, 2025	March 28, 2025	0.22177	0.03717	0.25894	—	*
March 27, 2025	March 31, 2025	April 29, 2025	0.22177	—	0.22177	—	*
April 28, 2025	April 30, 2025	May 29, 2025	0.22177	0.03632	0.25809	—	*
May 28, 2025	May 30, 2025	June 27, 2025	0.22177	0.03133	0.25310	—	*
June 26, 2025	June 30, 2025	July 30, 2025	0.22177	0.04247	0.26424	—	*
July 29, 2025	July 31, 2025	August 28, 2025	0.22177	0.04425	0.26602	1
August 27, 2025	August 29, 2025	September 29, 2025	0.22177	0.03558	0.25735	—	*
September 26, 2025	September 30, 2025	October 30, 2025	0.22177	0.03785	0.25962	1
October 28, 2025	October 31, 2025	November 26, 2025	0.22177	0.03571	0.25748	1
November 25, 2025	November 28, 2025	December 30, 2025	0.22177	0.03586	0.25763	1
December 29, 2025	December 31, 2025	January 30, 2026	0.22177	0.03645	0.25822	1

			Class D
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 28, 2025	January 31, 2025	February 27, 2025	$0.23485	$0.05238	$0.28723	$—	*
February 27, 2025	February 28, 2025	March 28, 2025	0.23485	0.03690	0.27175	—	*
March 27, 2025	March 31, 2025	April 29, 2025	0.23485	—	0.23485	—	*
April 28, 2025	April 30, 2025	May 29, 2025	0.23485	0.03595	0.27080	—	*
May 28, 2025	May 30, 2025	June 27, 2025	0.23485	0.03133	0.26618	—	*
June 26, 2025	June 30, 2025	July 30, 2025	0.23485	0.04217	0.27702	—	*
July 29, 2025	July 31, 2025	August 28, 2025	0.23485	0.04152	0.27637	—	*
August 27, 2025	August 29, 2025	September 29, 2025	0.23485	0.03558	0.27043	—	*
September 26, 2025	September 30, 2025	October 30, 2025	0.23485	0.03603	0.27088	—	*
October 28, 2025	October 31, 2025	November 26, 2025	0.23485	0.03571	0.27056	—	*
November 25, 2025	November 28, 2025	December 30, 2025	0.23485	0.03603	0.27088	1
December 29, 2025	December 31, 2025	January 30, 2026	0.23485	0.03645	0.27130	1

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of cash distributions on a U.S. GAAP basis that the Company has declared on Common Shares during the years ended December 31, 2025 and 2024 (dollar amounts in thousands except per share):

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$3.30	$21,991	$3.09	$5	$3.24	$2
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$3.03	$13,958	$2.81	$1	$2.97	$1
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—

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

The Company commenced the share repurchase program during the first quarter of 2024. The following table presents the repurchases of Common Shares pursuant to the Company’s share repurchase plan for the years ended December 31, 2024 and December 31, 2025 (dollar amounts in thousands):

Repurchase Deadline Request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date (all classes)	Amount Repurchased (all classes) (2)		Maximum number of shares that may yet be purchased under the repurchase plan (3)
April 24, 2024	—	—%	$—	March 29, 2024	$—		—
July 25, 2024	—	—	—	June 28, 2024	—		—
October 25, 2024	—	—	—	September 30, 2024	—		—
January 28, 2025	—	—	—	December 31, 2024	—		—
April 24, 2025	2	<1.00	24.95	March 31, 2025	—	*	—
July 28, 2025	11,952	<1.00	24.78	June 30, 2025	296		—
October 28, 2025	—	—	—	September 30, 2025	—		—

* Less than $500

(1) Percentage is based on total shares as of the close of the previous calendar quarter.

(2) Amounts shown net of Early Repurchase Deduction.

(3) All repurchase requests were satisfied in full.

During the year ended December 31, 2024, no Common Share repurchases were completed by the Company.

Note 9. Financial Highlights

The following are the financial highlights for the years ended December 31, 2025, 2024, 2023 and for the period from December 13, 2022 (commencement of operations) through December 31, 2022:

	For the Years Ended						For the period from December 13, 2022 (commencement of operations) through
	December 31, 2025		December 31, 2024		December 31, 2023		December 31, 2022
	Class I		Class I		Class I		Class I
Per Share Operating Performance: (1)
Net asset value, beginning of period	$24.93		$24.68		$25.09		$25.00
Income from investment operations:
Net investment income (loss) (2)	3.15		3.17		2.64		0.09
Net realized and unrealized gains (losses)	0.09		0.11		(0.03)		—
Net increase (decrease) in net investment operations	3.24		3.28		2.61		0.09
Distributions declared:
From net investment income	(3.30)		(3.03)		(1.93)	(7)	—
Tax return of capital distributions	—		—		(1.09)	(7)	—
Total distributions declared	(3.30)		(3.03)		(3.02)		—
Total increase (decrease) in net assets	(0.06)		0.25		(0.41)		0.09
Net asset value, end of period	$24.87		$24.93		$24.68		$25.09
Total Return (3)	13.86%		14.02%		10.42%		0.36%
Ratios and supplemental data:
Net assets, end of period (000’s)	$204,548		$121,564		$106,679		$11,745
Average number of Common Shares outstanding, end of period	6,607,362		4,552,410		3,560,564		468,100
Ratio of gross expenses to average net assets	9.43%		8.16%		4.72%		7.30%	(4)
Ratio of waivers to average net assets	(4.51)%		(4.82)%		(4.11)%		(6.80)%	(4)
Ratio of net expenses to average net assets	4.92%	(6)	3.34%	(6)	0.61%	(6)	0.50%	(4)
Ratio of net investment income (loss) to average net assets	12.86%		12.70%		10.34%		6.92%	(4)
Portfolio turnover rate (5)	19.33%		6.62%		11.53%		— %
Asset coverage ratio	217.87%		229.10%		— %		— %

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
(6)
Includes interest expense from the Revolving Credit Facility and reverse repurchase agreements of 4.42%, 2.84% and 0.11% which is being excluded from the Company’s contractual waiver for the years ended December 31, 2025, 2024 and 2023, respectively.
(7)
The per share data for distributions was derived by using the shares outstanding at period end.

	For the Years Ended		July 3, 2023 through
	December 31, 2025	December 31, 2024	December 31, 2023
	Class S	Class S	Class S (7)
Per Share Operating Performance:(1)
Net asset value, beginning of period	$25.40	$25.13	$26.20
Income from investment operations:
Net investment income (loss)(2)	2.95	2.99	1.38
Net realized and unrealized gains (losses)	0.16	0.09	0.02
Net increase (decrease) in net investment operations	3.11	3.08	1.40
Distributions declared:
From net investment income	(3.09)	(2.81)	(1.38)	(8)
Tax return of capital distributions	—	—	(1.09)	(8)
Total distributions declared	(3.09)	(2.81)	(2.47)
Total increase (decrease) in net assets	0.02	0.27	(1.07)
Net asset value, end of period	$25.42	$25.40	$25.13
Total Return(3)	12.98%	12.88%	5.35%
Ratios and supplemental data:
Net assets, end of period (000’s)	$105	$12	$10
Average number of Common Shares outstanding, end of period	1,766	434	382
Ratio of gross expenses to average net assets	236.92%	452.38%	561.98%	(4)
Ratio of waivers to average net assets	(231.21)%	(448.19)%	(560.45)%	(4)
Ratio of net expenses to average net assets (6)	5.71%	4.19%	1.53%	(4)
Ratio of net investment income (loss) to average net assets	12.28%	11.80%	10.44%	(4)
Portfolio turnover rate (5)	19.33%	6.62%	11.53%
Asset coverage ratio	217.87%	229.10%	— %

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
(6)
Includes interest expense from the Revolving Credit Facility and reverse repurchase agreements of 4.36%, 2.84% and 0.18% which is being excluded from the Company’s contractual waiver for the years ended December 31, 2025, 2024 and 2023, respectively. The interest expense on the promissory notes of 2.60% was voluntarily waived for the year ended December 31, 2025.
(7)
Class S commenced operation on July 3, 2023.
(8)
The per share data for distributions was derived by using the shares outstanding at period end.

	For the Years Ended		July 3, 2023 through
	December 31, 2025	December 31, 2024	December 31, 2023
	Class D	Class D	Class D (7)
Per Share Operating Performance:(1)
Net asset value, beginning of period	$25.38	$25.13	$26.20
Income from investment operations:
Net investment income (loss)(2)	3.16	3.14	1.46
Net realized and unrealized gains (losses)	0.06	0.08	0.02
Net increase (decrease) in net investment operations	3.22	3.22	1.48
Distributions declared:
From net investment income	(3.24)	(2.97)	(1.46)	(8)
Tax return of capital distributions	—	—	(1.09)	(8)
Total distributions declared	(3.24)	(2.97)	(2.55)
Total increase (decrease) in net assets	(0.02)	0.25	(1.07)
Net asset value, end of period	$25.36	$25.38	$25.13
Total Return(3)	13.49%	13.52%	5.65%
Ratios and supplemental data:
Net assets, end of period (000’s)	$16	$12	$10
Average number of Common Shares outstanding, end of period	506	437	382
Ratio of gross expenses to average net assets	815.96%	882.37%	560.78%	(4)
Ratio of waivers to average net assets	(810.79)%	(878.78)%	(559.85)%	(4)
Ratio of net expenses to average net assets (6)	5.17%	3.59%	0.93%	(4)
Ratio of net investment income (loss) to average net assets	12.46%	12.37%	11.04%	(4)
Portfolio turnover rate (5)	19.33%	6.62%	11.53%
Asset coverage ratio	217.87%	229.10%	— %

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
(6)
Includes interest expense from the Revolving Credit Facility and reverse repurchase agreements of 4.42%, 2.84% and 0.18% which is being excluded from the Company’s contractual waiver for the years ended December 31, 2025, 2024 and 2023, respectively. The interest expense on the promissory notes of 8.57% was voluntarily waived for the year ended December 31, 2025.
(7)
Class D commenced operation on July 3, 2023.
(8)
The per share data for distributions was derived by using the shares outstanding at period end.

Note 10. Income Tax

The Company elected to be treated, and intends to qualify annually, as a RIC under the Code. The Company files income tax returns in U.S. federal and any applicable state and local jurisdictions. The Company’s federal income tax return is generally subject to examination for a period of three fiscal years after being filed. State and local tax returns may be subject to examination for an additional period of time depending on the jurisdiction. Management has analyzed the Company’s tax positions taken for the open tax year and has concluded that no provision for income tax is required in the Company’s consolidated financial statements.

GAAP requires that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net assets or net asset values per share. For the years ended December 31, 2025 and 2024 permanent differences were as follows (dollar amounts in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Distributable earnings/(accumulated losses)	$123	$104	(1)
Paid in capital in excess of par	(123)	(104)	(1)

(1)
Non deductible expense.

The tax character of distributions paid were as follows (dollar amounts in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Ordinary income	$21,998	$13,960
Capital gains	—	—
Return of capital	—	—
Total Distributions	$21,998	$13,960

The components of accumulated gains/losses as calculated on a tax basis for the taxable years ended December 31, 2025 and December 31, 2024 as follows (dollar amounts in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Undistributed ordinary income	$—	$2,647
Undistributed long-term capital gains	—	28
Accumulated capital and other losses	(948)	—
Unrealized appreciation/(depreciation)	4,459	(75)
Other Temporary Differences	(2,275)	(1,311)
Total accumulated earnings (losses) - Net	$1,236	$1,289

The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, at December 31, 2025 and December 31, 2024 as follows (dollar amounts in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Gross unrealized appreciation	$4,739	$1,949
Gross unrealized depreciation	(282)	(1,989)
Net unrealized appreciation (depreciation)	$4,457	$(40)
Tax cost of investments	$355,434	$210,272

The differences between GAAP and tax basis were primarily attributable to mark-to-market of forwards contracts and other GAAP to tax differences.

The Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner for each calendar year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one- year period ending October 31 in that calendar year and (3) any income or gain realized, but not distributed, in prior years. For the year ended December 31, 2025, the Company did not incur any excise tax expense.

Note 11. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of December 31, 2025, except as discussed below.

On January 23, 2026, the Company declared a distribution of $0.21243 per Class I Share, $0.19506 per Class S Share, and $0.20732 per Class D Share which was paid on February 23, 2026 to shareholders of record as of January 30, 2026.

On February 20, 2026, the Company declared a distribution of $0.21243 per Class I Share, $0.19506 per Class S Share, and $0.20732 per Class D Share which is payable on March 24, 2026 to shareholders of record as of February 27, 2026.

Tax Information (unaudited)

For the year ended December 31, 2025, the PGIM Private Credit Fund reported the maximum amount allowable for interest related dividends in accordance with Section 871 (k) (1) and Section 881 (e) (1) of the Internal Revenue Code were not less than 77.07%.

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

(b)
Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(c)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2025, none of our trustees or officers (as defined in Rule 16a-1-(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Currently, (i) Scott E. Benjamin and Morris L. McNair, III are designated as Class I Trustees for a term expiring on the date of the 2027 annual meeting of shareholders, (ii) Thomas M. Turpin is designated as a Class II Trustee for a term expiring on the date of the 2028 annual meeting of shareholders and (iii) Mary Lee Schneider is designated as a Class III Trustee for a term expiring on the date of the 2026 annual meeting of shareholders.

Trustees
Name(1)	Year of Birth	Position(s)	Length of Board Service
Independent Trustees(2)
Morris L. McNair, III	1968	Trustee	Since September 2022
Mary Lee Schneider	1962	Trustee	Since September 2022
Thomas M. Turpin	1960	Trustee	Since September 2022
Interested Trustee
Scott E. Benjamin	1973	Trustee & Vice President	Since September 2022

(1)
The address for each trustee is c/o PGIM Private Credit Fund, 655 Broad Street, Newark, NJ 07102 4410
(2)
“Interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act. Mr. Benjamin is an “interested person” because of his affiliation with PGIM Investments.

Executive Officers Who are Not Trustees
Name	Year of Birth	Position(s)
Stuart S. Parker	1962	President and Principal Executive Officer
Claudia DiGiacomo	1974	Chief Legal Officer
Dino Capasso	1974	Chief Compliance Officer
Andrew R. French	1962	Secretary
Melissa Gonzalez	1980	Assistant Secretary
Patrick E. McGuinness	1986	Assistant Secretary
Debra Rubano	1975	Assistant Secretary
George Hoyt	1965	Assistant Secretary
Devan Goolsby	1991	Assistant Secretary
Kelly A. Coyne	1968	Assistant Secretary
Christian J. Kelly	1975	Chief Financial Officer
Elyse M. McLaughlin	1974	Treasurer and Principal Accounting Officer
Robert W. McCormack	1973	Assistant Treasurer
Russ Shupak	1973	Assistant Treasurer

Biographical Information

Our Trustees have been divided into two groups—interested Trustees and independent Trustees. An interested Trustee is an “interested persons” as defined in the 1940 Act.

Independent Trustees

Morris L. McNair, III. Mr. McNair has served as the Chairman of SG Credit Partners, Inc. (lower middle market lender) since August 2019 and the Chief Executive Officer of MidMark Financial Group, Inc. (specialty finance business) since February 2019. Formerly, Mr. McNair was the Founding Partner of Virgo Investment Group (middle- market opportunistic private equity fund) (2010–2019); an Investment Professional at Silver Point Capital (2007–2009); Senior Managing Director at CIT (2001–2007); Vice President at Wachovia’s Corporate Banking Group (1993–2001). Mr. McNair has also held several directorships, including at Lease Corporation of America (2013–2022), Stonegate Capital (Co-Chairman) (2017–2019), AgResource Management/Agrifund (Chairman) (2016–2019), NOW Account Network Corporation (2014–2019), HPF Service (Chairman) (2013–2019), Zippy Shell Incorporated (Chairman) (2015–2018) and Ygrene Energy Fund (2014–2018). Mr. McNair also serves as a Director/Trustee for PGIM Private Real Estate Fund, Inc. (2022-Present), PGIM Credit Income Fund (2023-Present) and PGIM Rock ETF Trust (2023-Present).

Mary Lee Schneider. Formerly, Ms. Schneider was President & Chief Executive Officer of SG360° (direct marketing communications) (2015–2018), President & Chief Executive Officer of Follett Corp. (PreK-12 Educational Technology & Services) (2012–2015); President, Digital Solutions & Chief Technology Officer for RR Donnelley (communications company for marketing, commercial printing and related services) (1992–2012) and worked at McGraw Hill’s Business Week Magazine (1987–1992) and Time Warner (1985–1987). Ms. Schneider has also held several directorship, including as an Independent Director at Propelis (formerly SGS & Co.) (a global brand agency) (2023- Present), an Independent Director at the Larry H. Miller Company (holding company comprised of real estate, healthcare, sports/ entertainment and technology investments) (2015- Present), a Trustee at Penn State University’s Board of Trustees (2015-Present), Member, Penn State Investment
Council (2023-Present); Life Director, Chicago Public Library Foundation (2014-present); Mercy Home for Boys & Girls’ Leader Council (2014-Present); Executive, Service Corps of Chicago (2025-Present). Ms. Schneider also serves as a Director/Trustee for PGIM Private Real Estate Fund, Inc. (2022-Present), PGIM Credit Income Fund (2023-Present) and PGIM Rock ETF Trust (2023-Present).

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

Claudia DiGiacomo, Chief Legal Officer. Ms. DiGiacomo serves as Chief Legal Officer, Executive Vice President and Secretary of PGIM Investments LLC (since August 2020); Chief Legal Officer (since January 2024) of PGIM DC Solutions LLC, (since July 2022) of the PGIM Alternatives Funds and (since August 2020) of the PGIM Retail Funds, Prudential Annuities Funds, Prudential Mutual Fund Services LLC, and PIFM Holdco, LLC; Vice President and Corporate Counsel (since January 2005) of Prudential; and Corporate Counsel of AST Investment Services, Inc. (since August 2020); formerly Vice President and Assistant Secretary of PGIM Investments LLC (2005- 2020); formerly Associate at Sidley Austin Brown & Wood LLP (1999-2004).

Dino Capasso, Chief Compliance Officer. Mr. Capasso serves as Vice President (since June 2024) of PGIM Investments LLC; Chief Compliance Officer (since July 2024) of the PGIM Retail Funds, Prudential Annuities Funds and PGIM Alternatives Funds; formerly Chief Compliance Officer and Vice President (May 2022 - May 2024) of T. Rowe Price Associates, Inc., T. Rowe Price Investment Management, Inc., and the T. Rowe Price mutual fund complex; formerly Chief Compliance Officer (September 2019 – April 2022) of PGIM Investments LLC and AST Investment Services, Inc. (ASTIS); formerly Chief Compliance Officer (July 2019 – April 2022) of the PGIM Retail Funds and Prudential Annuities Funds and (March 2022 – April 2022) of PGIM Private Real Estate Fund, Inc.; formerly Vice President and Deputy Chief Compliance Officer (June 2017 - September 2019) of PGIM Investments LLC and ASTIS.

Andrew R. French, Secretary. Mr. French serves as Vice President and Assistant Secretary (since January 2007) of PGIM Investments LLC; Secretary (since March 2022) of the PGIM Alternatives Funds and (since December 2018) of the PGIM Retail Funds and Prudential Annuities Funds; Vice President and Assistant Secretary (since January 2007) of Prudential Mutual Fund Services LLC; formerly Vice President and Corporate Counsel (2010-2018) of Prudential; formerly Director and Corporate Counsel (2006- 2010) of Prudential.

Melissa Gonzalez, Assistant Secretary. Ms. Gonzalez serves as Vice President and Corporate Counsel (since September 2018) of Prudential; Vice President and Assistant Secretary of DC Solutions (since August 2025); Vice President and Assistant Secretary (since August 2020) of PGIM Investments LLC; Vice President and Assistant Secretary (since June 2025) of AST Investment Services, Inc.; Assistant Secretary (since March 2022) of the PGIM Alternatives Funds, (since March 2020) of the PGIM Retail Funds and (since March 2019) of the Prudential Annuities Funds; formerly Director and Corporate Counsel (March 2014-September 2018) of Prudential.

Patrick E. McGuinness, Assistant Secretary. Mr. McGuinness serves as Vice President and Assistant Secretary (since August 2020) of PGIM Investments LLC; Director and Corporate Counsel (since February 2017) of Prudential; Assistant Secretary (since March 2022) of the PGIM Alternatives Funds and (since June 2020) of the PGIM Retail Funds and Prudential Annuities Funds.

Debra Rubano, Assistant Secretary. Ms. Rubano serves as Vice President and Corporate Counsel (since November 2020) of Prudential; Assistant Secretary (since March 2022) of the PGIM Alternatives Funds and (since December 2020) of the PGIM Retail Funds and (since November 2020) of the Prudential Annuities Funds; formerly Director and Senior Counsel of Allianz Global Investors U.S. Holdings LLC (2010-2020) and Assistant Secretary of numerous funds in the Allianz fund complex (2015- 2020).

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

Devan Goolsby, Assistant Secretary. Ms. Goolsby serves as Vice President and Corporate Counsel of Prudential (since May 2023); Assistant Secretary (since March 2024) of the Prudential Annuities Funds, (since December 2023) of the PGIM Retail Funds and (since September 2023) of the PGIM Alternatives Funds; formerly Associate at Eversheds Sutherland (US) LLP (2021-2023); Compliance Officer at Bloomberg LP (2019-2021); and an Examiner at the Financial Industry Regulatory Authority (2015- 2019).

Kelly A. Coyne, Assistant Secretary. Ms. Coyne serves as Director, Investment Operations of Prudential Mutual Fund Services LLC (since 2010); Assistant Secretary (since March 2022) of the PGIM Alternatives Funds and (since March 2015) of the PGIM Retail Funds.

Christian J. Kelly, Chief Financial Officer. Mr. Kelly serves as Managing Director, Head of Registered Products Fund Operations (since March 2026), PGIM; Chief Financial Officer (since March 2023) of the PGIM Retail Funds and Prudential Annuities Funds and (since July 2022) of the PGIM Alternatives Funds; formerly Vice President, Global Head of Investment Operations (2018 -2026) of PGIM Investments LLC; formerly Treasurer and Principal Financial Officer (January 2019 - March 2023) of the PGIM Retail Funds and Prudential Annuities Funds; formerly Treasurer and Principal Financial Officer (March 2022 – July 2022) of the PGIM Private Real Estate Fund, Inc.

Elyse M. McLaughlin, Treasurer and Principal Accounting Officer. Ms. McLaughlin serves as Senior Director, RIC Fund Administration (since March 2026), PGIM; Treasurer and Principal Accounting Officer (since September 2023) of the PGIM Rock ETF Trust, (since March 2023) of the Prudential Annuities Funds, and (since September 2022) of the PGIM Private Credit Fund; Assistant Treasurer (since September 2023) of the PGIM Credit Income Fund, (since March 2022) of the PGIM Private Real Estate Fund, Inc., and (since October 2019) of the PGIM Retail Funds; formerly Vice President (2017-2026) within PGIM Investments Fund Administration.

Robert W. McCormack, Assistant Treasurer. Mr. McCormack serves as Senior Director, RIC Fund Administration (since March 2026), PGIM; Assistant Treasurer (since March 2023) of the PGIM Retail Funds and Prudential Annuities Funds and (since March 2022) of the PGIM Alternatives Funds; formerly Vice President (2019-2026) within PGIM Investments Fund Administration.

Russ Shupak, Assistant Treasurer. Mr. Shupak serves as Senior Director, RIC Fund Administration (since March 2026), PGIM; Treasurer and Principal Accounting Officer (since September 2023) of the PGIM Credit Income Fund, (since March 2023) of the PGIM Retail Funds, and (since July 2022) of the PGIM Private Real Estate Fund, Inc.; Assistant Treasurer (since September 2023) of the PGIM Rock ETF Trust, (since September 2022) of the PGIM Private Credit Fund and (since October 2019) of the Prudential Annuities Funds; formerly Vice President (2017-2026) within PGIM Investments Fund Administration; formerly Assistant Treasurer (March 2022 – July 2022) of the PGIM Private Real Estate Fund, Inc.

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

Oversight of our investment activities extends to oversight of the risk management processes employed by the Subadvisers as part of their day-to-day management of the Company’s investment activities. The Board anticipates reviewing risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Subadvisers as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board’s risk oversight function is to ensure that the risks associated with the Company’s investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of investments.

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

Audit Committee. The audit committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the audit committee. The primary function of the audit committee is to serve as an independent and objective party to assist the Board in selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefore), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting. The audit committee is presently composed of three persons, Morris L. McNair, III, Mary Lee Schneider and Thomas M. Turpin, all of whom are considered independent for purposes of the 1940 Act. Morris L. McNair, III serves as the chair of the audit Committee. Our Board has determined that Morris L. McNair, III qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act. Each of the members of the audit committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Company or of the Manager as defined in Section 2(a)(19) of the 1940 Act.

A copy of the charter of the audit committee is available in print to any shareholder who requests it, and it is also available on the Company's website at https://www.pgim.com/privatecredit.

Nominating and Governance Committee. The nominating and governance committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the nominating and governance committee, including making nominations for the appointment or election of Independent Trustees. The nominating and governance committee consists of three persons, Morris L. McNair, III, Mary Lee Schneider and Thomas M. Turpin, all of whom are considered independent for purposes of the 1940 Act. Mary Lee Schneider serves as the chair of the nominating and governance committee.

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

Item 11. Executive Compensation.

Compensation of Executive Officers

None of the Company’s officers receive direct compensation from the Company. We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Manager or its affiliates pursuant to the terms of the Management Agreement. Each of our executive officers described in “Item 10. Directors, Executive Officers and Corporate Governance” is employed by the Manager or its affiliates. Our day-to-day investment operations will be managed by the Subadvisers. The services necessary for the sourcing and administration of our investment portfolio will be provided by investment professionals employed by the Manager or its affiliates. The investment team will focus on origination and transaction development and the ongoing monitoring of our investments.

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

	Estimated		Estimated	Total Compensation
	Aggregate Fiscal	Pension or Retirement	Annual	from Company and
	Year	Benefits	Benefits	Fund Complex for
	Compensation from	Accrued as Part of	Upon	Most Recent
Name	Company	Company Expenses	Retirement	Calendar Year (1)(2)
Morris L. McNair, III	$68,000	None	None	$252,000	(4/46)
Mary Lee Schneider	$68,000	None	None	$252,000	(4/46)
Thomas M. Turpin	$70,000	None	None	$260,000	(4/46)

(1)
Compensation relates to portfolios that were in existence for any period during 2025.
(2)
Number of funds and portfolios represent those in existence as of December 31, 2025 and excludes funds that have merged or liquidated during the year. Additionally, the number of funds and portfolios includes those that are approved as of December 31, 2025, even though such funds or portfolios may commence operations after that date. No compensation is paid out from such funds/portfolios.

We also reimburse each of the Independent Trustees for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.

We do not pay compensation to our Trustees who also serve in an executive officer capacity for the Company, the Manager or the Subadvisers.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our Board and our Board does not make determinations regarding compensation of executive officers because we do not directly pay any compensation to our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth, as of March 17, 2026, information with respect to the beneficial ownership of our Common Shares by:

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

Name	Type of Ownership	Number of Shares	Percentage
Independent Trustees
Morris L. McNair, III	Direct	2,589	*
Mary Lee Schneider	Direct	2,631	*
Thomas M. Turpin	Direct	1,028	*
Interested Trustee
Scott E. Benjamin	—	—	—
Executive Officers Who Are Not Trustees
Stuart S. Parker	Direct	34,454	*
Claudia DiGiacomo	—	—	—
Dino Capasso	—	—	—
Andrew R. French	—	—	—
Melissa Gonzalez	—	—	—
Patrick E. McGuinness	—	—	—
Debra Rubano	—	—	—
George Hoyt	—	—	—
Devan Goolsby	—	—	—
Kelly A. Coyne	—	—	—
Christian J. Kelly	—	—	—
Elyse M. McLaughlin	—	—	—
Robert W. McCormack	—	—	—
Russ Shupak	—	—	—
All officers and Trustees as a group (18 persons)	Direct	40,702	*
5% Shareholders
Pruco Life Insurance Company(1)(2)	Direct	7,846,190	76.1%

* Less than 1%

(1)
Pruco Life Insurance Company directly holds an aggregate of 7,846,190 Class I Common Shares. Pruco Life Insurance Company owns 76.1% of the Company. PICA may be deemed the beneficial owner of the Common Shares beneficially held by Pruco Life Insurance Company. Prudential may be deemed the beneficial owner of the Common Shares beneficially owned by PGIM Strategic Investments, Inc., PICA and Pruco Life Insurance Company.
(2)
The address of Pruco Life Insurance Company is 213 Washington Street, Newark, NJ 07102.

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

In addition, pursuant to the Management Agreement, we will reimburse the Manager for certain expenses as they occur. See “Item 1. Business—Management Agreement,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Components of Our Results of Operations— Expenses.” The Management Agreement has been approved by the Board. Unless earlier terminated, the Management Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board, including a majority of Independent Trustees, or by the holders of a majority of our outstanding voting securities.

The Manager had previously contractually agreed to waive its management fee and incentive fee through December 31, 2025 (the "Waiver Period"). The Manager may not recoup the waived Management Fees and Incentive Fees.

The Manager will pay a portion of the management fees and incentive fees it receives from the Company to the Subadvisers. No advisory fees will be paid by the Company directly to the Subadvisers. During the Waiver Period, the Company did not bear the cost of the management fee, incentive fee or subadvisory fee.

Co-Investment Relief

The Company has received exemptive relief that allows the Company to co-invest in certain transactions with certain affiliates of the Manager. The relief permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Manager and certain funds managed and controlled by the Manager and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Board has approved co-investment policies and procedures describing how we will comply with the co-investment exemptive relief. The Company may participate or may not participate, depending on whether the Subadvisers determine that the investment is appropriate for the Company (e.g., based on investment strategy). If an investment is consistent with our Core Mandates, the Subadvisers must present us with the opportunity to participate in the investment. If we do participate, the co-investment is generally allocated to us and any other affiliates of the Manager and certain funds managed and controlled by the Manager and its affiliates participating in the investment that target similar assets pro rata based on available capital in the applicable asset class. If the Subadvisers determine that such investment is not appropriate for us or that we should not participate, the investment will not be allocated to us.

Intermediary Manager Agreement

The Company entered into the Intermediary Manager Agreement with PIMS, an affiliate of the Manager, who is the principal underwriter and distributor of the Company’s Common Shares. Pursuant to the Intermediary Manager Agreement, PIMS is entitled to receive shareholder servicing and/or distribution fees with respect to the Class S and Class D Shares on an annualized basis as a percentage of the NAV for such class, subject to the inception of each class. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions— Intermediary Manager Agreement.”

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

Expense Limitation and Reimbursement Agreement

Pursuant to an Expense Limitation and Reimbursement Agreement, for the ELRA Period, the Manager has contractually agreed to waive its fees and/or reimburse expenses of the Company so that the Company’s Specified Expenses will not exceed 0.50% of net assets (annualized). The Company has agreed to repay these amounts, when and if requested by the Manager, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Manager waived or reimbursed such fees or expenses. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” and “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions—Expense Limitation and Reimbursement Agreement.”

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

Trustee Independence

For information regarding the independence of our Trustees, see “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate audit fees billed by PricewaterhouseCoopers LLP for the years ended December 31, 2025 and 2024 were $370.0 thousand and $357.0 thousand, respectively.

Fees included in the audit fees category are those associated with the annual audit of the Company’s consolidated financial statements and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

The aggregate audit related fees billed by PricewaterhouseCoopers LLP for the years ended December 31, 2025 and 2024 were $0 and $0, respectively.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s consolidated financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

No audit related fees were billed by PricewaterhouseCoopers LLP to the Manager, or any entity controlling, controlled by, or under common control with, the Manager, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2025 and 2024.

Tax Fees

The aggregate tax fees billed by PricewaterhouseCoopers LLP for the years ended December 31, 2025 and 2024 were $0 and $0, respectively.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed by PricewaterhouseCoopers LLP to the Manager, or any entity controlling, controlled by, or under common control with, the Manager, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2025 and 2024.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP for products and services provided to the Company, other than the services reported in “Audit Fees and Audit- Related Fees” above, for the years ended December 31, 2025 and 2024.

No fees were billed by PricewaterhouseCoopers LLP to the Manager, or any entity controlling, controlled by, or under common control with, the Manager, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2025 and 2024 and for the period from December 13, 2022 (commencement of operations) through December 31, 2023.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Manager and service affiliates by PricewaterhouseCoopers LLP for non-audit services for the years ended December 31, 2025 and 2024. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

Pre-Approval of Audit and Non-Audit Services Provided to the Company

Our Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for us. All of the audit and non-audit services described above for which PricewaterhouseCoopers LLP billed us for the fiscal years ended December 31, 2025 and 2024 were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

(1)
Financial Statements – Consolidated Financial Statements and Supplementary Data are included in Item 8. See the Index to the consolidated financial statements on page 82 of this Annual Report on Form 10-K.
(2)
Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements.
(3)
Exhibits – The following is a list of all exhibits filed as a part of this Annual Report on Form 10-K, including those incorporated by reference.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Certificate of Amendment to the Certificate of Trust of the Company (incorporated by reference to Exhibit (a) (1) to the Company's Registration Statement on Form N - 2, filed on November 1, 2022)
3.2	Fourth Amended and Restated Agreement and Declaration of Trust of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 30, 2025)
3.3	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 30, 2025)
4.1	Form of Subscription Agreement*
4.2	Description of Company’s Securities*
10.1

Amended and Restated Management Agreement between PGIM Private Credit Fund and PGIM Investments LLC, dated March 22, 2024 (incorporated by reference to Exhibit (g) (2) of the Company ’s Registration Statement on Form N-2, filed on April 5, 2024)

10.2

Second Amended and Restated Management Agreement between PGIM Private Credit Fund and PGIM Investments LLC, dated April 30, 2025 (incorporated by reference to Exhibit (g) (1) of the Company ’s Registration Statement on Form N-2, filed on April 30, 2025)

10.3

Third Amended and Restated Management Agreement between PGIM Private Credit Fund and PGIM Investments LLC, dated July 11, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed on August 13, 2025)

10.4

Second Amended and Restated Subadvisory Agreement between PGIM Investments LLC and PGIM, Inc., dated November 15, 2024 (incorporated by reference to Exhibit 10.1 of the Company ’s Current Report on Form 8-K, filed on December 19, 2024)

10.5

Sub-Subadvisory Agreement between PGIM, Inc. and Deerpath Capital Management, LP, dated April 24, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on April 30, 2025)

10.6

Management Fee Waiver Letter between PGIM Private Credit Fund and PGIM Investments LLC, dated December 13, 2024 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on December 19, 2024)

10.7

Subadvisory Fee Waiver Letter between PGIM Investments LLC and PGIM, Inc., dated December 13, 2024 (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on December 19, 2024)

10.8

Expense Limitation and Reimbursement Agreement between PGIM Private Credit Fund and PGIM Investments LLC, dated May 5, 2023 (incorporated by reference to Exhibit 10.5 of the Company ’s Quarterly Report on Form 10-Q, filed on August 11, 2023)

10.9

Amended and Restated Intermediary Manager Agreement between PGIM Private Credit Fund and Prudential Investment Management Services, LLC, dated November 1, 2024 (incorporated by reference to Exhibit 10.1 to the Company ’s Quarterly Report on Form 10-Q, filed on November 12, 2024)

10.10

Transfer Agency and Service Agreement between PGIM Private Credit Fund and Prudential Mutual Fund Services LLC, dated April 3, 2023 (incorporated by reference to Exhibit 10.7 of the Company ’s Quarterly Report on Form 10-Q, filed on August 11, 2023)

10.11	Distribution and Servicing Plan, dated June 20, 2023(incorporated by reference to Exhibit 10.8 of the Company ’s Quarterly Report on Form 10-Q, filed on August 11, 2023)
10.12	Multi-Class Plan, dated June 20, 2023 (incorporated by reference to Exhibit 10.9 of the Company ’s Quarterly Report on Form 10-Q, filed on August 11, 2023)
10.13	Form of Selected Intermediary Agreement (incorporated by reference to Exhibit (h) (2) to the Company ’s Registration Statement on Form N-2, filed on November 10, 2022)
10.14

Custodian Agreement between PGIM Private Credit Fund and State Street Bank and Trust Company , dated October 28, 2022(incorporated by reference to Exhibit 10.15 to the Company ’s Annual Report on Form 10-K, filed on March 25, 2024)

10.15

Administration Agreement between PGIM Private Credit Fund and State Street Bank and Trust Company , dated November 7, 2022 (incorporated by reference to Exhibit 10.16 to the Company ’s Annual Report on Form 10-K, filed on March 25, 2024)

10.16

Senior Secured Revolving Credit Agreement, dated as of October 30, 2023, by and among PGIM Private Credit Fund and Sumitomo Mitsui Banking Corporation as administrative agent, collateral agent, syndication agent, lead arranger and joint book runner (incorporated by reference to Exhibit 10.1 to the Company ’s Current Report on Form 8-K, filed on November 1, 2023)

10.17

Response to Notice of Commitment Increase Request, dated as of January 17, 2025, by and among PGIM Private Credit Fund, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Currant Report on Form 8-K, filed on January 23, 2025)

10.18

Form of Promissory Note (Class S), by and among PGIM Private Credit Fund and the purchasers party thereto incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on December 30, 2025)

10.19

Form of Promissory Note (Class D), by and among PGIM Private Credit Fund and the purchasers party thereto
(incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on December 30, 2025)

14.1	Code of Ethics for Principal Executive and Principal Financial Officers of the Company (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K, filed on March 25, 2024)
19.1	Code of Ethics of the Company (incorporated by reference to Exhibit (r) (1) of the Company's Registration Statement on N-2, filed on April 30, 2024)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

* Filed herewith.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PGIM PRIVATE CREDIT FUND

Date: March 17, 2026	By:	/s/ Stuart S. Parker
Name: Stuart S. Parker
Title: President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stuart S. Parker	President and Principal Executive Officer	March 17, 2026
Stuart S. Parker

/s/ Christian J. Kelly	Chief Financial Officer (Principal Financial Officer)	March 17, 2026
Christian J. Kelly

/s/ Elyse McLaughlin	Treasurer and Principal Accounting Officer	March 17, 2026
Elyse McLaughlin

/s/ Scott Benjamin	Trustee and Vice President	March 17, 2026
Scott Benjamin

/s/ Thomas M. Turpin	Trustee and Chairperson	March 17, 2026
Thomas M. Turpin

/s/ Morris L. McNair, III	Trustee	March 17, 2026
Morris L. McNair, III

/s/ Mary Lee Schneider	Trustee	March 17, 2026
Mary Lee Schneider