Form 10-Q
period 2026-03-31
PGIM Private Credit Fund
filed 2026-05-15
CIK 1923622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

The number of shares of Registrant’s common shares of beneficial interest, $0.001 par value per share, outstanding as of May 14, 2026 was 10,817,031, 100,192 and 660 of Class I, Class S and Class D, respectively.

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

You should carefully review the “Risk Factors” section in Item 1A in the Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of the risks and uncertainties that the Company believes are material to its business, operating results, prospects and financial condition. Except as otherwise required by federal securities laws, the Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.Consolidated Financial Statements

PGIM Private Credit Fund

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $392,761 and $355,367, respectively)(1)	$395,177	$359,364
Controlled/affiliated investments (cost of $1,730 and $1,730, respectively)	2,405	2,190
Cash	5,663	16,626
Cash equivalents	4,676	—
Foreign currency, at value (cost of $2,674 and $2,132, respectively)	2,709	2,135
Interest receivable from non-controlled/non-affiliated investments	3,223	1,720
Dividends receivable from non-controlled/non-affiliated investments	26	16
Deferred financing costs	691	757
Receivable for investments sold	173	334
Unrealized appreciation on OTC forward foreign currency exchange contracts	739	13
Deposit for investments purchased	12,393	—
Due from Manager	—	759
Prepaid expenses	6	10
Total assets	$427,881	$383,924

LIABILITIES
Credit facility (Note 6)	144,350	165,750
Payable for investments purchased	11,880	—
Income based incentive fees payable	743	—
Capital gains incentive fees payable	35	—
Management fees payable	61	—
Distribution payable (Note 8)	2,282	2,275
Payable for reverse repurchase agreements (cost of $0 and $7,670, respectively)	—	7,670
Unrealized depreciation on OTC forward foreign currency exchange contracts	148	1,676
Professional fees payable	543	514
Pricing fees payable	—	18
Interest payable	611	710
Custodian and accounting fees payable	172	252
Promissory notes payable	214	214
Transfer agent’s fees payable	17	44
Affiliated transfer agent’s fees payable	13	9
Service and distribution fees payable	1	—	(*)
Accrued expense and other liabilities	68	123
Total liabilities	$161,138	$179,255

Commitments and contingencies (Note 7)

NET ASSETS
Common Shares, $0.001 par value (unlimited shares authorized; 10,745,174 and 8,230,021 shares issued and outstanding, respectively)	11	8
Paid in capital in excess of par	265,947	203,425
Total distributable earnings/(accumulated losses)	785	1,236
Total net assets	$266,743	$204,669
Total liabilities and net assets	$427,881	$383,924
NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$265,478	$204,548
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	10,695,351	8,225,237
Net asset value per share	$24.82	$24.87

Class S Shares:
Net assets	$1,248	$105
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	49,167	4,143
Net asset value per share	$25.39	$25.42

Class D Shares:
Net assets	$17	$16
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	656	641
Net asset value per share	$25.31	$25.36

(1) Includes fair value of unfunded loan commitments which are disclosed in footnote seven within the Consolidated Schedule of Investments and Note 7. Commitments and Contingencies.

* Less than $500

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Statements of Operations

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Investment income
From non-controlled/non-affiliated investments:
Interest income	$9,514	$6,134
Dividend income	91	—
Fee income	386	106
Payment-in-kind	124	8
From controlled/affiliated investments:
Interest income	30	—
Dividend income	—	30
Total investment income	10,145	6,278

Expenses
Interest expense	2,436	1,717
Professional fees	604	315
Management fees (Note 3)	788	406
Income based incentive fees (Note 3)	743	448
Capital gains incentive fees (Note 3)	35	(5)
Transfer agent’s fees and expenses (Note 3)(**)	87	52
Custodian and accounting fees	79	65
Shareholders’ reports	52	35
Trustees’ fees	51	51
Pricing fees	29	12
Servicing and distribution fees	1	—	(*)
Other general & administrative	74	46
Total expenses	4,979	3,142
Expense reimbursement (Note 3)	(667)	(413)
Incentive fees waived (Note 3)	—	(443)
Management fees waived (Note 3)	—	(406)
Net expenses	4,312	1,880
Net investment income (loss)	5,833	4,398

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled/non-affiliated transactions	357	4
Forward foreign currency contracts transactions	(750)	500
Foreign currency transactions	(250)	(104)
Net realized gain (loss)	(643)	400
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(1,581)	710
Controlled/affiliated investments	215	—
Forward foreign currency contracts	2,254	(1,210)
Foreign currency	32	65
Net change in unrealized appreciation (depreciation)	920	(435)
Net realized and change in unrealized gain (loss)	277	(35)
Net increase (decrease) in net assets resulting from operations	$6,110	$4,363

(*) Less than $500

(**) For the three months ended March 31, 2026 and 2025, $19 and $10, respectively, of affiliated expenses were included.

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Statements of Changes in Net Assets

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2026		March 31, 2025
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$5,833		$4,398
Net realized gain (loss)	(643)		400
Net change in unrealized appreciation (depreciation)	920		(435)
Net increase (decrease) in net assets resulting from operations	6,110		4,363

Distributions to common shareholders
Distributions from net investment income
Class I	(6,549)		(4,242)
Class S	(12)		—	(*)
Class D	—	(*)	—	(*)
Total distributions to common shareholders	(6,561)		(4,242)
Net decrease in net assets resulting from distributions	(6,561)		(4,242)

Share transactions
Class I:
Proceeds from shares sold	55,896		20,280
Share transfers between classes	54		—
Distributions reinvested	5,434		4,118
Class S:
Proceeds from shares sold	1,193		—
Share transfers between classes	(54)		—
Distributions reinvested	2		—	(*)
Class D:
Distributions reinvested	—	(*)	—	(*)
Net increase (decrease) from share transactions	62,525		24,398
Total increase (decrease) in net assets	62,074		24,519
Net Assets, beginning of period	204,669		121,588
Net Assets, end of period	266,743		146,107

(*) Less than $500

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31, 2026		March 31, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$6,110		$4,363
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	1,366		(710)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(2,254)		1,210
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(32)		(65)
Net realized (gain) loss on investments	(357)		(4)
Payment-in-kind interest capitalized	(160)		(8)
Net accretion of discount and amortization of premium	(708)		(385)
Amortization of deferred financing costs	66		65
Purchases of investments	(69,692)		(28,956)
Proceeds from principal repayments	33,523		12,481
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(1,503)		(250)
Dividends receivable from non-controlled/non-affiliated investments	(10)		—
Receivable for investments sold	161		(1)
Due from Manager	759		259
Prepaid expenses	4		9
Other assets	—		(185)
Payable for investments purchased	11,880		—
Deposit for investments purchased	(12,393)		—
Management fee payable	61		—
Income based incentive fees payable	743		—
Capital gains incentive fees payable	35		—
Professional fees payable	29		(104)
Pricing fees payable	(18)		5
Interest payable	(99)		(5)
Custodian and accounting fees payable	(80)		(95)
Transfer agent’s fees payable	(27)		3
Affiliated transfer agent’s fees payable	4		4
Service and distribution fees payable	1		—
Accrued expenses and other liabilities	(55)		(31)
Net cash provided by (used in) operating activities	(32,646)		(12,400)
Cash flows from financing activities:
Borrowings of credit facility	57,000		23,400
Repayments of credit facility	(78,400)		(21,000)
Deferred financing costs paid	—		(105)
Reverse repurchase agreements	(7,670)		—
Proceeds from issuance of Common Shares	57,089		20,280
Distributions paid in cash	(1,118)		(30)
Net cash provided by (used in) financing activities	26,901		22,545
Net increase (decrease) in cash and cash equivalents, including foreign currency	(5,745)		10,145
Effect of foreign exchange rate changes on cash and cash equivalents	32		65
Cash and cash equivalents, beginning of period	18,761		5,125
Cash and cash equivalents, end of period, including foreign currency	$13,048	*	$15,335
Supplemental information and non-cash activities:
Interest paid during the period	$2,463		$1,657
Distribution payable	$2,282		$1,405
Issuance of Common Shares in connection with distribution reinvestment plan	$5,436		$4,118

(*) Balance includes cash of $5,663, cash equivalents of $4,676 and foreign currency of $2,709

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Schedule of Investments

March 31, 2026

(in thousands)

(Unaudited)

Investments(1)	Reference Rate and Spread (2)			Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt(4) (5)
Aerospace & Defense
Aerospace Components Buyer, LLC	3M	S +	5.25%	8.95%	1/6/2031		4,845	$4,785	$4,805	1.80
Aerospace Components Buyer, LLC (Delayed Draw) (6)	3M	S +	5.25%	8.95%	1/6/2031		6,071	(36)	(50)	(0.02)
Aerospace Components Buyer, LLC (Revolver) (6)	3M	S +	5.25%	8.95%	1/6/2031		1,071	(13)	(9)	0.00
Nayak Aircraft Services Holdings GmbH (Germany) (7)	3M	E +	4.75%	6.88%	1/16/2030	EUR	3,246	3,479	3,715	1.39
Nayak Aircraft Services Holdings GmbH (Delayed Draw) (Germany) (6)(7)	3M	E +	4.75%	6.88%	1/16/2030	EUR	877	(12)	(10)	0.00
								8,203	8,451	3.17
Auto Components
ACS Industries, Inc.	1M	S +	5.25%	9.02%	11/26/2030		5,903	5,817	5,919	2.22
								5,817	5,919	2.22
Beverages
Cold Spring Brewing Company	1M	S +	4.75%	8.43%	12/10/2030		5,106	5,064	5,106	1.91
Suja Merger Sub, LLC (8)	1M	S +	5.60%	9.27%	8/23/2029		2,903	2,883	2,891	1.08
Suja Merger Sub, LLC (Delayed Draw) (6)(12)	1M	S +	5.60%	9.27%	8/23/2029		7,500	(53)	(31)	(0.01)
								7,894	7,966	2.98

Building Products
Titan Home Improvement, LLC	3M	S +	4.75%	8.42%	5/31/2030		3,117	3,069	3,093	1.16
Titan Home Improvement, LLC (Delayed Draw) (6)	3M	S +	4.75%	8.42%	5/31/2030		593	(4)	(5)	0.00
Titan Home Improvement, LLC (Revolver) (6)	3M	S +	4.75%	8.42%	5/31/2030		520	(7)	(4)	0.00
Skyrodema Bidco, LLC	3M	S +	4.75%	8.42%	3/9/2033		6,664	6,581	6,608	2.48
Skyrodema Bidco, LLC (Delayed Draw) (6)	3M	S +	4.75%	8.42%	3/9/2033		889	(6)	(7)	0.00
Skyrodema Bidco, LLC (Revolver) (6)(9)	3M	S +	4.75%	8.42%	3/9/2033		1,333	294	300	0.11
								9,927	9,985	3.75
Chemicals
AgroFresh, Inc.	1M	S +	5.60%	9.27%	4/1/2030		5,664	5,560	5,543	2.08
AgroFresh, Inc.	1M	E +	6.25%	8.14%	3/31/2030	EUR	791	841	894	0.34
AgroFresh, Inc.	1M	S +	5.60%	9.27%	4/1/2030		4,245	4,195	4,155	1.56
AgroFresh, Inc. (Revolver) (6)	1M	S +	5.60%	9.27%	3/31/2029		1,172	420	411	0.15
CM2, Inc.	1M	S +	6.00%	9.67%	4/1/2030		8,910	8,741	9,024	3.38
Kandelium Group GmbH (France) (7)	6M	S +	6.50%	10.24%	11/22/2030		1,926	1,883	1,901	0.71
Kandelium Group GmbH (France) (7)	6M	E +	5.75%	8.25%	11/22/2030	EUR	3,024	3,220	3,431	1.29
Kandelium Group GmbH (Delayed Draw) (France) (7)	6M	S +	6.50%	10.24%	11/22/2030		1,284	1,258	1,267	0.47
								26,118	26,626	9.98
Commercial Services & Supplies
CI (MG) Group, LLC	3M	S +	5.50%	9.20%	3/27/2030		5,629	5,558	5,617	2.11
CI (MG) Group, LLC (Delayed Draw) (6)	3M	S +	5.50%	9.20%	3/27/2030		2,659	1,380	1,399	0.52
CI (MG) Group, LLC (Revolver) (6)	3M	S +	5.50%	9.20%	3/27/2030		638	362	369	0.14
Greenfast & Furious Limited (United Kingdom) (7)	3M	SN +	5.75%	9.48%	7/31/2029	GBP	6,271	8,047	8,139	3.05
HEF Safety Ultimate Holdings, LLC	6M	S +	5.25%	8.85%	11/19/2029		2,020	1,985	2,014	0.76
HEF Safety Ultimate Holdings, LLC (Delayed Draw)	6M	S +	5.25%	8.85%	11/19/2029		494	489	492	0.18
HEF Safety Ultimate Holdings, LLC (Revolver) (6)	6M	S +	5.25%	8.85%	11/19/2029		297	(5)	(1)	0.00
Legend Buyer, Inc.	3M	S +	5.60%	9.30%	1/19/2029		1,034	1,020	1,013	0.38
Legend Buyer, Inc. (Revolver) (6)	3M	S +	5.60%	9.30%	1/19/2029		214	(3)	(4)	0.00
Nationwide Acquisition, LLC	3M	S +	5.25%	8.95%	10/1/2029		8,068	7,954	8,008	3.00
Nationwide Acquisition, LLC	3M	S +	5.25%	8.95%	10/1/2029		99	97	98	0.04
Nationwide Acquisition, LLC (Delayed Draw)	3M	S +	5.25%	8.95%	10/1/2029		2,211	2,191	2,195	0.82
Nationwide Acquisition, LLC (Revolver) (6)	3M	S +	5.25%	8.95%	10/1/2029		1,576	(22)	(12)	0.00
ZircoData Holdings Pty Ltd (Australia) (7)(8)	3M	B +	7.25%	13.33% (incl. 1.75% PIK)	5/3/2026	AUD	1,621	1,083	1,108	0.42
								30,136	30,435	11.42

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Schedule of Investments (continued)

March 31, 2026

(in thousands)

(Unaudited)

Investments(1)	Reference Rate and Spread (2)			Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated (continued)
Construction & Engineering
APS Acquisition Holdings, LLC	3M	S +	5.50%	9.20%	7/11/2029		2,628	$2,593	$2,599	0.97
APS Acquisition Holdings, LLC (Delayed Draw) (6)	3M	S +	5.50%	9.20%	7/11/2029		941	530	530	0.20
APS Acquisition Holdings, LLC (Revolver) (6)	3M	S +	5.50%	9.20%	7/11/2029		472	(6)	(5)	0.00
Capital Construction, LLC	1M	S +	5.85%	9.52%	10/22/2026		904	900	893	0.33
Capital Construction, LLC (Delayed Draw)	1M	S +	5.85%	9.52%	10/22/2026		1,225	1,219	1,210	0.45
Capital Construction, LLC (Revolver) (6)	3M	S +	5.90%	9.59%	10/22/2026		222	94	92	0.03
TriplePoint Acquisition Holdings LLC	3M	S +	5.25%	8.95%	5/31/2029		4,399	4,343	4,397	1.65
TriplePoint Acquisition Holdings LLC	3M	S +	5.25%	8.95%	5/31/2029		2,335	2,298	2,334	0.87
TriplePoint Acquisition Holdings LLC (Revolver) (6)	3M	S +	5.25%	8.95%	5/31/2029		1,066	(15)	(1)	0.00
								11,956	12,049	4.50

Containers & Packaging
Close The Loop Group USA, Inc.	3M	S +	7.65%	11.35%	10/26/2029		2,545	2,509	2,525	0.95
Johns-Byrne LLC	3M	S +	6.25%	9.95%	8/31/2029		958	943	953	0.36
Johns-Byrne LLC (Delayed Draw)	3M	S +	6.25%	9.95%	8/31/2029		266	262	264	0.10
Johns-Byrne LLC (Revolver) (6)	3M	S +	6.25%	9.95%	8/31/2029		134	(2)	(1)	0.00
NPPI Buyer, LLC	3M	S +	5.00%	8.70%	8/20/2029		8,709	8,613	8,646	3.24
NPPI Buyer, LLC (Delayed Draw) (6)	3M	S +	5.00%	8.70%	8/20/2029		1,895	(10)	(14)	(0.01)
NPPI Buyer, LLC (Revolver) (6)	3M	S +	5.00%	8.70%	8/20/2029		1,263	(13)	(9)	0.00
Toledo AcquisitionCo Inc. (8)	3M	S +	6.50%	10.34%	8/21/2029		2,909	2,881	2,858	1.07
								15,183	15,222	5.71
Diversified Consumer Services
Aptive Environmental, LLC	1M	S +	4.75%	8.42%	10/15/2032		10,568	10,467	10,492	3.93
Aptive Environmental, LLC (Delayed Draw) (6)	1M	S +	4.75%	8.42%	10/15/2032		464	(2)	(3)	0.00
Aptive Environmental, LLC (Revolver) (6)	1M	S +	4.75%	8.42%	10/15/2032		969	(9)	(7)	0.00
HDS Intermediate, LLC	3M	S +	5.00%	8.70%	11/14/2030		11,071	10,940	11,018	4.13
HDS Intermediate, LLC (Revolver) (6)	3M	S +	5.00%	8.70%	11/14/2030		901	(11)	(4)	—
Sail Energy, LLC	3M	S +	7.15%	10.85%	1/24/2028		1,052	1,042	1,046	0.39
Sail Energy, LLC (Delayed Draw)	3M	S +	7.15%	10.85%	1/24/2028		707	701	704	0.27
Sail Energy, LLC (Revolver) (6)	3M	S +	7.15%	10.85%	1/24/2028		381	(3)	(2)	—
We Work for Kids, LLC	3M	S +	5.50%	9.20%	9/26/2029		10,928	10,775	10,805	4.05
We Work for Kids, LLC (Revolver) (6)	3M	S +	5.50%	9.20%	9/26/2029		905	(13)	(10)	0.00
								33,887	34,039	12.77

Diversified Financial Services
Winn Holding Limited (United Kingdom) (7)	3M	SN +	6.00%	9.73%	11/24/2030	GBP	6,568	8,363	8,493	3.18
								8,363	8,493	3.18
Diversified Telecommunication Services
Full Circle Fiber Operating LLC	3M	S +	7.65%	11.35%	12/16/2027		5,602	5,550	5,240	1.96
								5,550	5,240	1.96

Electric Utilities
MKD Electric, LLC (15)	3M	S +	6.50%	10.20%	5/31/2029		3,749	3,683	3,749	1.41
								3,683	3,749	1.41

Food Products
Barchemy BidCo, LLC	3M	S +	4.75%	8.45%	10/6/2031		9,635	9,522	9,732	3.65
Barchemy BidCo, LLC (Revolver) (6)	3M	S +	4.75%	8.45%	10/6/2031		2,340	850	901	0.34
Frozen Bakery Acquisition, LLC	3M	S +	4.75%	8.40%	7/7/2029		5,925	5,879	5,925	2.22
Frozen Bakery Acquisition, LLC	3M	S +	4.75%	8.42%	3/10/2031		6,000	5,943	5,987	2.24
Hometown Food Company	1M	S +	4.50%	8.17%	12/3/2030		11,319	11,242	11,243	4.21
Solanum BidCo Limited (United Kingdom) (7)	3M	SN +	5.00%	8.73%	12/17/2030	GBP	1,268	1,675	1,653	0.62
Sun Orchard, LLC (9)	3M	S +	5.50%	9.17%	1/8/2029		8,422	8,339	8,371	3.14
	1M	S +	5.50%		1/8/2029
Sun Orchard, LLC (9)	3M	S +	5.50%	9.17%	1/8/2029		89	88	88	0.03
	1M	S +	5.50%		1/8/2029
Sun Orchard, LLC (Delayed Draw) (9)	3M	S +	5.50%	9.17%	7/8/2028		3,437	3,405	3,415	1.28
	1M	S +	5.50%		7/8/2028
								46,943	47,315	17.73

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Schedule of Investments (continued)

March 31, 2026

(in thousands)

(Unaudited)

Investments(1)	Reference Rate and Spread(2)			Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated (continued)
Health Care Equipment
Golden State Buyer, Inc. (12)	1M	S +	5.25%	8.91%	4/2/2031		11,125	11,013	11,013	4.13
Golden State Buyer, Inc. (Revolver) (12)	1M	S +	5.25%	8.91%	4/2/2031		875	867	867	0.34
								11,880	11,880	4.47
Health Care Equipment & Supplies
Medical Device Inc.	3M	S +	5.00%	8.70%	7/11/2029		2,913	2,872	2,890	1.08
Medical Device Inc.	3M	S +	5.10%	8.80%	7/11/2029		2,053	2,028	2,036	0.76
Medical Device Inc.	3M	S +	5.00%	8.68%	7/11/2029		4,495	4,442	4,460	1.67
Medical Device Inc. (Revolver) (6)	3M	P +	4.00%	10.75%	7/11/2029		382	224	226	0.08
Medical Device Inc. (Revolver) (6)	3M	P +	4.00%	10.75%	7/11/2029		600	353	355	0.13
Medical Device Inc. (Revolver) (6)	3M	S +	5.00%	8.68%	7/11/2029		1,532	(18)	(12)	—
								9,901	9,955	3.72
Health Care Providers & Services
ADB Acquiror, Inc	3M	S +	5.40%	11.85% (incl. 2.75% PIK)	5/12/2028		4,575	4,514	4,515	1.69
ADB Acquiror, Inc (Delayed Draw)	3M	S +	5.40%	11.85% (incl. 2.75% PIK)	5/12/2028		80	79	79	0.03
ADB Acquiror, Inc (Revolver) (6)(9)	3M	S +	5.40%	11.85% (incl. 2.75% PIK)	5/12/2028		466	170	169	0.07
	3M	P +	4.25%	11.00%	5/12/2028
Pharmacy Partners Acquisition, LLC	3M	S +	6.50%	10.17%	2/28/2029		994	984	987	0.37
Pharmacy Partners Acquisition, LLC (Revolver) (6)	3M	S +	6.50%	10.17%	2/28/2029		202	(2)	(1)	—
								5,745	5,749	2.16
Hotels, Restaurants & Leisure
Universal GEM Gaming, LLC	3M	S +	5.50%	9.20%	3/13/2031		5,940	5,837	5,932	2.22
Regisa DC, S.A. (Spain) (7)	3M	E +	5.75%	7.88%	12/3/2030	EUR	7,453	8,522	8,498	3.19
								14,359	14,430	5.41
Household Products
BlueSun Holdco, S.L (Spain) (7)	3M	E +	5.00%	7.01%	5/30/2032	EUR	4,064	4,569	4,612	1.73
Iberfrasa (Spain) (7)	3M	E +	5.25%	7.38%	12/22/2031	EUR	7,294	8,376	8,208	3.08
								12,945	12,820	4.81

IT Services
Association Resource Group, LLC (Delayed Draw) (6)(15)	3M	S +	4.75%	8.40%	2/2/2033		2,377	(12)	(24)	(0.01)
Association Resource Group, LLC (15)	3M	S +	4.75%	8.40%	2/2/2033		2,943	2,914	2,914	1.09
Association Resource Group, LLC (Revolver) (6)(15)	3M	S +	4.75%	8.40%	2/2/2033		679	(7)	(7)	—
MajorKey Technologies Holdings LLC (8)	6M	S +	6.43%	10.03%	12/3/2026		2,203	2,197	2,193	0.82
Oxya Group (France) (6)(7)	6M	E +	5.50%	7.64%	8/30/2030	EUR	4,900	3,523	3,550	1.33
Penncomp, LLC	1M	S +	5.25%	8.92%	4/17/2030		3,635	3,574	3,569	1.34
Penncomp, LLC	1M	S +	5.25%	8.92%	4/17/2030		6,022	5,937	5,915	2.22
Penncomp, LLC (Delayed Draw)	1M	S +	5.25%	8.92%	4/17/2030		1,165	1,152	1,145	0.43
Penncomp, LLC (Delayed Draw) (6)	1M	S +	5.25%	8.92%	4/17/2030		923	438	430	0.16
Penncomp, LLC (Revolver) (6)	1M	S +	5.25%	8.92%	4/17/2030		214	(3)	(4)	—
								19,713	19,681	7.38
Life Sciences Tools & Services
Celerion Buyer, Inc.	3M	S +	5.00%	8.70%	11/5/2029		11,970	11,910	11,933	4.47
								11,910	11,933	4.47
Media
AS1 Sports Bidco Limited (United Kingdom) (7)	3M	E +	6.00%	8.13%	9/26/2030	EUR	358	393	409	0.15
AS1 Sports Bidco Limited (Revolver) (United Kingdom) (6)(7)	3M	E +	6.00%	8.12%	9/26/2030	EUR	63	41	43	0.02
TG Studios US, LLC	3M	S +	7.90%	11.61%	4/6/2029		4,750	4,666	4,709	1.77
								5,100	5,161	1.94
Paper & Forest Products
Hoffmaster Group, Inc.	1M	S +	5.00%	8.67%	2/24/2028		4,930	4,875	4,884	1.83
								4,875	4,884	1.83
Pharmaceuticals
Axiota Animal Health, Inc.	3M	S +	5.25%	8.95%	2/13/2030		1,340	1,327	1,331	0.50
Axiota Animal Health, Inc. (Delayed Draw) (6)	3M	S +	5.25%	8.95%	2/13/2030		291	(3)	(2)	—
Axiota Animal Health, Inc. (Revolver) (6)	3M	P +	4.25%	11.00%	2/13/2030		186	23	24	0.01
								1,347	1,353	0.51

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Schedule of Investments (continued)

March 31, 2026

(in thousands)

(Unaudited)

Investments(1)	Reference Rate and Spread(2)			Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated (continued)
Professional Services
Anne Lewis Strategies LLC	3M	S +	5.25%	8.95%	5/29/2030		11,073	$10,930	$10,950	4.11%
Anne Lewis Strategies LLC (Revolver) (6)	3M	S +	5.25%	8.95%	5/29/2030		843	(11)	(9)	—
Efficio Holdco Limited (United Kingdom) (7)	3M	E +	5.75%	7.89%	7/31/2031	EUR	79	84	89	0.03
Efficio Holdco Limited (United Kingdom) (7)	3M	S +	5.75%	9.37%	7/31/2031		386	378	375	0.15
HH Global Finance LTD (United Kingdom) (7)(8)	6M	S +	6.43%	10.15%	2/25/2027		3,000	2,987	2,995	1.12
HH Global Finance LTD (United Kingdom) (7)	6M	S +	6.43%	10.15%	2/25/2027		9,000	8,906	8,986	3.37
JCF Kestrel UK Bidco LTD (United Kingdom) (7)	3M	E +	5.50%	7.63%	2/27/2032	EUR	331	334	385	0.14
JCF Kestrel UK Bidco LTD (Delayed Draw) (United Kingdom) (7)	3M	E +	5.50%	7.63%	2/27/2032	EUR	30	30	35	0.01
Prestige Employee Administrators, LLC	3M	S +	4.50%	8.17%	1/14/2030		5,399	5,347	5,315	1.99
Prestige Employee Administrators, LLC (Delayed Draw) (6)	3M	S +	4.50%	8.17%	1/14/2030		2,953	(14)	(46)	(0.02)
Pryor Learning, LLC	1M	S +	5.35%	9.02%	2/28/2029		1,767	1,746	1,739	0.65
Pryor Learning, LLC (Revolver) (6)	1M	S +	5.35%	9.02%	2/28/2029		203	92	91	0.03
Studio Bidco B.V. (Netherlands) (7)	3M	E +	6.25%	8.38%	4/24/2031	EUR	326	341	370	0.14
Studio Bidco B.V. (Delayed Draw) (Netherlands) (6)(7)	3M	E +	6.25%	8.38%	4/24/2031	EUR	122	(1)	(3)	—
Tetris Bidco Limited (United Kingdom) (7)	3M	SN +	6.75%	10.48%	10/24/2029	GBP	1,754	2,095	2,293	0.86
Tetris Bidco Limited (United Kingdom) (7)	3M	SN +	6.75%	10.48%	10/24/2029	GBP	64	81	84	0.03
Tetris Bidco Limited (Revolver) (United Kingdom) (6)(7)	3M	SN +	6.75%	10.48%	10/24/2029	GBP	263	(6)	(4)	—
Verita Global, LLC	3M	S +	5.25%	8.95%	9/25/2030		10,026	9,888	9,840	3.69
Verita Global, LLC (Delayed Draw) (6)(12)	3M	S +	5.25%	8.95%	9/25/2030		745	(6)	(14)	(0.01)
Verita Global, LLC (Revolver) (6)(12)	3M	S +	5.25%	8.95%	9/25/2030		1,178	(16)	(22)	(0.01)
								43,185	43,449	16.28
Real Estate Management and Development
Pioneer HOA Borrower, LLC (Delayed Draw) (6)(15)	3M	S +	4.50%	8.17%	2/25/2033		1,356	(10)	(14)	(0.01)
Pioneer HOA Borrower, LLC (15)	3M	S +	4.50%	8.17%	2/25/2033		1,356	1,335	1,342	0.50
Pioneer HOA Borrower, LLC (Revolver) (6)(15)	3M	S +	4.50%	8.17%	2/26/2032		339	(5)	(3)	—
Pure HomeRiver LLC (12)	1M	S +	5.00%	8.67%	1/16/2031		7,461	7,349	7,387	2.77
Pure HomeRiver LLC (Revolver) (6)(12)	1M	S +	5.00%	8.67%	1/16/2031		780	457	460	0.17
Pure HomeRiver LLC (Delayed Draw) (6)(12)	1M	S +	5.00%	8.67%	1/16/2031		3,740	(54)	(37)	(0.01)
								9,072	9,135	3.42
Software
Avalon Bidco LTD (United Kingdom) (7)	3M	SN +	6.25%	9.98%	4/16/2032	GBP	286	372	374	0.15
Avalon Bidco LTD (Delayed Draw) (United Kingdom) (7)	3M	SN +	6.25%	9.98%	4/16/2032	GBP	92	119	120	0.04
CF Newco, Inc.	3M	S +	6.00%	9.66%	12/10/2029		5,363	5,256	5,304	1.99
CF Newco, Inc.	3M	S +	6.25%	9.91%	12/10/2029		4,809	4,752	4,756	1.78
CF Newco, Inc. (Revolver) (6)	3M	S +	6.00%	9.66%	12/10/2029		1,708	575	579	0.22
Knowledge Support Systems, Inc. (8)	3M	S +	7.00%	12.65% (incl. 2.00% PIK)	11/17/2029		1,633	1,608	1,585	0.59
Renegade Buyer, Inc (15)	3M	S +	4.50%	8.20%	1/21/2033		6,983	6,913	6,936	2.60
Renegade Buyer, Inc (Delayed Draw) (6)(15)	3M	S +	4.50%	8.20%	1/21/2033		2,500	(12)	(17)	(0.01)
Renegade Buyer, Inc (Revolver) (6)(15)	3M	S +	4.50%	8.20%	1/21/2033		1,500	(15)	(10)	—
								19,568	19,627	7.36
Technology Hardware, Storage & Peripherals
Ivy Technology Parent Intermediate III Holdings, LLC	1M	S +	5.38%	9.04%	2/5/2031		5,224	5,145	5,224	1.96
Ivy Technology Parent Intermediate III Holdings, LLC (Revolver) (6)	1M	S +	5.38%	9.04%	2/5/2031		723	(11)	-	—
								5,134	5,224	1.96

Trading Companies & Distributors
CPIG Holdco Inc.	3M	S +	7.10%	10.76%	4/28/2028		4,432	4,367	4,407	1.65
								4,367	4,407	1.65
Total First Lien Debt - non-controlled/non-affiliated								392,761	395,177	148.15
First Lien Debt - controlled/affiliated (10)
Trading Companies & Distributors
Entertainment Earth, LLC	3M	S +	5.15%	8.85%	3/31/2028		1,363	1,363	1,363	0.51
Total First Lien Debt - controlled/affiliated								1,363	1,363	0.51
Total First Lien Debt								$394,124	$396,540	148.66%

Equity Investments - controlled/affiliated (10)
Trading Companies & Distributors
Entertainment Earth, LLC (11)(13)							1,586	$367	$1,042	0.39%
Total Equity Investments - controlled/affiliated								$367	$1,042	0.39%
Total Portfolio Investments								$394,491	$397,582	149.05%
Cash Equivalents
State Street Institutional Treasury Plus Money Market Fund (7-day yield of 3.58%)							4,676	$4,676	$4,676	1.75%
								$4,676	$4,676	1.75%
Total Portfolio Investments and Cash Equivalents								$399,167	$402,258	150.80%

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Schedule of Investments (continued)

March 31, 2026

(in thousands)

(Unaudited)

(1)
Unless otherwise indicated, issuers of debt investments held by the Company are denominated in USD. All debt investments are income producing unless otherwise indicated.
(2)
Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), EuroInterbank Offered Rate (“EURIBOR” or “E”), Australian Bank Bill Swap Rate (“BBSW” or “B”), Sterling Overnight Index Average (“SONIA or SN”), or an alternate base rate (commonly based on the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of March 31, 2026.
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

PGIM Private Credit Fund

Consolidated Schedule of Investments (continued)

March 31, 2026

(in thousands)

(Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Unfunded Commitment Fair Value
ADB Acquiror, Inc	Revolver	5/12/2028	$291	$(4)
Aerospace Components Buyer, LLC	Delayed Draw Term Loan	1/06/2031	6,071	(50)
Aerospace Components Buyer, LLC	Revolver	1/06/2031	1,071	(9)
AgroFresh, Inc.	Revolver	3/31/2029	736	(16)
Anne Lewis Strategies LLC	Revolver	5/29/2030	843	(9)
APS Acquisition Holdings, LLC	Delayed Draw Term Loan	7/11/2029	401	(4)
APS Acquisition Holdings, LLC	Revolver	7/11/2029	472	(5)
Aptive Environmental, LLC	Delayed Draw Term Loan	10/15/2032	464	(3)
Aptive Environmental, LLC	Revolver	10/15/2032	969	(7)
AS1 Sports Bidco Limited (United Kingdom)	Revolver	9/26/2030	28	—
Association Resource Group, LLC	Delayed Draw Term Loan	2/02/2033	2,377	(24)
Association Resource Group, LLC	Revolver	2/02/2033	679	(7)
Axiota Animal Health, Inc.	Delayed Draw Term Loan	2/13/2030	291	(2)
Axiota Animal Health, Inc.	Revolver	2/13/2030	161	(1)
Barchemy BidCo, LLC	Revolver	10/06/2031	1,463	15
Capital Construction, LLC	Revolver	10/22/2026	127	(2)
CF Newco, Inc.	Revolver	12/10/2029	1,110	(12)
CI (MG) Group, LLC	Delayed Draw Term Loan	3/27/2030	1,254	(3)
CI (MG) Group, LLC	Revolver	3/27/2030	268	(1)
HDS Intermediate, LLC	Revolver	11/14/2030	901	(4)
HEF Safety Ultimate Holdings, LLC	Revolver	11/19/2029	297	(1)
Ivy Technology Parent Intermediate III Holdings, LLC	Revolver	2/05/2031	723	—
Johns-Byrne LLC	Revolver	8/31/2029	134	(1)
Legend Buyer, Inc.	Revolver	1/19/2029	214	(4)
Medical Device Inc.	Revolver	7/11/2029	153	(1)
Medical Device Inc.	Revolver	7/11/2029	240	(2)
Medical Device Inc.	Revolver	7/11/2029	1,532	(12)
Nationwide Acquisition, LLC	Revolver	10/01/2029	1,576	(12)
Nayak Aircraft Services Holdings GmbH (Germany)	Delayed Draw Term Loan	1/16/2030	954	(10)
NPPI Buyer, LLC	Delayed Draw Term Loan	8/20/2029	1,895	(14)
NPPI Buyer, LLC	Revolver	8/20/2029	1,263	(9)
Oxya Group (France)	Term Loan	8/30/2030	2,132	(12)
Penncomp, LLC	Delayed Draw Term Loan	4/17/2030	477	(8)
Penncomp, LLC	Revolver	4/17/2030	214	(4)
Pharmacy Partners Acquisition, LLC	Revolver	2/28/2029	202	(1)
Pioneer HOA Borrower, LLC	Delayed Draw Term Loan	2/25/2033	1,356	(14)
Pioneer HOA Borrower, LLC	Revolver	2/26/2032	339	(3)
Prestige Employee Administrators, LLC	Delayed Draw Term Loan	1/14/2030	2,953	(46)
Pryor Learning, LLC	Revolver	2/28/2029	108	(2)
Pure HomeRiver LLC	Delayed Draw Term Loan	1/16/2031	3,740	(37)
Pure HomeRiver LLC	Revolver	1/16/2031	312	(3)
Renegade Buyer, Inc	Delayed Draw Term Loan	1/21/2033	2,500	(17)
Renegade Buyer, Inc	Revolver	1/21/2033	1,500	(10)
Sail Energy, LLC	Revolver	1/24/2028	381	(2)
Skyrodema Bidco, LLC	Delayed Draw Term Loan	3/09/2033	889	(7)
Skyrodema Bidco, LLC	Revolver	3/09/2033	1,021	(8)
Studio Bidco B.V. (Netherlands)	Delayed Draw Term Loan	4/24/2031	131	(3)
Suja Merger Sub, LLC	Delayed Draw Term Loan	8/23/2029	7,500	(31)
Tetris Bidco Limited (United Kingdom)	Revolver	10/24/2029	321	(4)
Titan Home Improvement, LLC	Delayed Draw Term Loan	5/31/2030	593	(5)
Titan Home Improvement, LLC	Revolver	5/31/2030	520	(4)
TriplePoint Acquisition Holdings LLC	Revolver	5/31/2029	1,066	(1)
Verita Global, LLC	Delayed Draw Term Loan	9/25/2030	746	(14)
Verita Global, LLC	Revolver	9/25/2030	1,178	(22)
We Work for Kids, LLC	Revolver	9/26/2029	905	(10)
			$60,042	$(482)

(7)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, non-qualifying assets represented 16.61% of the Company’s total assets as calculated in accordance with regulatory requirements.
(8)
Represents a loan that was purchased by the Company and transferred at fair value from a wholly-owned subsidiary of Prudential Financial, Inc. ("Prudential") in March 2023.

(9)
The investment has multiple unique terms, so the loan principal is being subdivided and accordingly, interest is being accrued at differing interest rates as presented on the Consolidated Schedule of Investments.

(10)Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2026, the Company’s controlled/affiliated investments were as follows:

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Schedule of Investments (continued)

March 31, 2026

(in thousands)

(Unaudited)

	Fair value as of December 31, 2025	Gross Additions (a)	Gross Reductions (b)	Change in Unrealized Gain (Loss)	Net Realized Gain (Loss)	Fair value as of March 31, 2026	Dividend and Interest Income
Controlled/Affiliated Investments
First Lien Debt
Entertainment Earth, LLC	$1,363	$—	$—	$—	$—	$1,363	$30
Equity
Entertainment Earth, LLC	$827	$—	$—	$215	$—	$1,042	$—
Total Controlled/Affiliated Investments	$2,190	$—	$—	$215	$—	$2,405	$30

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

(11) Non-income producing investment.

(12) The investment is held in PGIM PCF CA LLC as of March 31, 2026.

(13) The investment is held in PGIM PCF DE Blocker LLC as of March 31, 2026.

Reverse repurchase agreements

During the period ended March 31, 2026, the Company held reverse repurchase agreements with an average value of $7,243,618 and a daily weighted average interest rate of 6.62%. The reverse repurchase agreements matured on March 26,2026, accordingly no reverse repurchase agreements were held at period end.

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Schedule of Investments (continued)

March 31, 2026

(in thousands)

(Unaudited)

Forward Foreign Currency Exchange Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Macquarie Bank Limited	USD 1,708	GBP 1,268	28-Feb-2028	$55
Macquarie Bank Limited	USD 8,778	EUR 7,294	31-Dec-2027	209
Commonwealth Bank Of Australia	USD 8,526	GBP 6,568	30-Nov-2027	(53)
Nomura International plc	USD 8,449	GBP 6,399	28-Oct-2027	85
Macquarie Bank Limited	USD 2,945	EUR 2,450	23-Jul-2027	79
Macquarie Bank Limited	EUR 50	USD 61	23-Jul-2027	(2)
Macquarie Bank Limited	USD 883	EUR 750	23-Jul-2027	6
Commonwealth Bank Of Australia	USD 29	GBP 21	30-Apr-2027	1
Macquarie Bank Limited	USD 369	GBP 286	30-Apr-2027	(7)
Nomura International plc	USD 19	GBP 14	30-Apr-2027	1
Nomura International plc	USD 74	GBP 57	30-Apr-2027	—	(*)
Commonwealth Bank Of Australia	USD 36	EUR 30	26-Feb-2027	1
Nomura International plc	USD 360	EUR 331	26-Feb-2027	(26)
Macquarie Bank Limited	USD 480	EUR 441	23-Nov-2026	(32)
Macquarie Bank Limited	USD 4,147	EUR 3,516	23-Nov-2026	60
Nomura International plc	USD 4,145	EUR 3,516	23-Nov-2026	58
Nomura International plc	USD 94	GBP 73	30-Oct-2026	(2)
Macquarie Bank Limited	USD 417	EUR 366	25-Sep-2026	(7)
Macquarie Bank Limited	EUR 7	USD 9	25-Sep-2026	—	(*)
Nomura International plc	USD 44	EUR 38	25-Sep-2026	—	(*)
Macquarie Bank Limited	USD 4,836	EUR 4,064	31-Aug-2026	125
Macquarie Bank Limited	USD 88	EUR 79	31-Jul-2026	(3)
Macquarie Bank Limited	USD 3,500	EUR 3,024	30-Jun-2026	1
Macquarie Bank Limited	USD 1,083	AUD 1,576	30-Jun-2026	5
Nomura International plc	USD 2,383	GBP 1,791	30-Jun-2026	22
Commonwealth Bank Of Australia	USD 10	GBP 7	3-Jun-2026	—	(*)
Nomura International plc	USD 915	EUR 793	30-Apr-2026	1
Nomura International plc	USD 3,748	EUR 3,246	30-Apr-2026	3
Macquarie Bank Limited	USD 359	EUR 326	24-Apr-2026	(16)
Macquarie Bank Limited	USD 113	EUR 96	15-Apr-2026	2
Commonwealth Bank Of Australia	USD 137	EUR 116	14-Apr-2026	3
Commonwealth Bank Of Australia	USD 52	GBP 39	14-Apr-2026	1
Commonwealth Bank Of Australia	USD 24	AUD 34	14-Apr-2026	1
Commonwealth Bank Of Australia	USD 114	EUR 96	14-Apr-2026	3
Commonwealth Bank Of Australia	USD 7	EUR 6	14-Apr-2026	—	(*)
Commonwealth Bank Of Australia	USD 52	EUR 44	14-Apr-2026	1
Commonwealth Bank Of Australia	USD 7	EUR 6	14-Apr-2026	—	(*)
Commonwealth Bank Of Australia	USD 128	EUR 108	14-Apr-2026	3
Commonwealth Bank Of Australia	USD 1	EUR 1	14-Apr-2026	—	(*)
Commonwealth Bank Of Australia	USD 6	EUR 5	14-Apr-2026	—	(*)
Commonwealth Bank Of Australia	USD 253	GBP 187	14-Apr-2026	6
Commonwealth Bank Of Australia	USD 159	GBP 117	14-Apr-2026	4
Macquarie Bank Limited	USD 173	GBP 129	13-Apr-2026	3
Commonwealth Bank Of Australia	USD 0	EUR 0	7-Apr-2026	—	(*)
				$591

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

The Company adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the ASU 2023-07 exclusively impacted consolidated financial statement disclosures only and did not affect the Company’s financial position or performance. The intent of ASU 2023-07 is, through improved segment disclosures, to enable investors to better understand an entity’s overall performance. The officers of the Company act as the Company’s chief operating decision maker (“CODM”). The CODM has determined that the Company has a single operating segment as the CODM monitors the operating results of the Company as a whole and the Company’s long-term strategic asset allocation is pre-determined in accordance with the terms of its respective prospectus, based on a defined investment strategy which is executed by the Company’s sub-advisor.

The CODM allocates resources and assesses performance based on the operating results of the Company, which is consistent with the results presented in the Company’s Consolidated Schedule of Investments, Consolidated Statement of Changes in Net Assets, Consolidated Statement of Cash Flows and Financial Highlights.

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. As of March 31, 2026, the Company has consolidated the financial position and results of operations of its wholly owned subsidiaries, PGIM PCF CA LLC, PGIM Private Credit Fund ABL LLC and PGIM PCF DE Blocker LLC. At March 31, 2026, PGIM Private Credit Fund ABL LLC (the "SPV"), formed on February 9, 2026, did not contain any assets under management. Please see Note 10. Subsequent Events for further detail. PPCF SPV May 2025 LLC, a wholly owned subsidiary of the Company, was dissolved on March 4, 2026, the dissolution did not have a material impact on the Company's financial position and results of operations. As of and prior to quarter ended June 30, 2025, amounts presented in the financial statements are unconsolidated as the Company had no active subsidiaries.

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

For the three months ended March 31, 2026 and 2025, the Company recorded $9,514 and $6,134 (dollar amounts in thousands), respectively, in interest income from non-affiliated investments.

For the three months ended March 31, 2026 and 2025, the Company recorded $30 and $0 (dollar amounts in thousands), respectively, in interest income from affiliated investments.

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

For the three months ended March 31, 2026 and 2025, the Company recorded $124 and $8 (dollar amounts in thousands), respectively, in PIK interest income from non-affiliated investments.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly- traded portfolio companies.

For the three months ended March 31, 2026 and 2025, the Company recorded $91 and $0 (dollar amounts in thousands), respectively, in dividend income from non-affiliated investments.

For the three months ended March 31, 2026 and 2025, the Company recorded $0 and $30 (dollar amounts in thousands), respectively, in dividend income from affiliated investments.

Effective March 18, 2025, the Company changed its overnight cash sweep vehicle from the PGIM Core Ultra Short Bond Fund, a series of Prudential Investment Portfolios 2, registered under the 1940 Act and managed by PGIM Investments ("Core Fund") to the State Street Institutional Treasury Plus Money Market Fund - Investor Class (SAEXX), an unaffiliated money market fund.

Fee Income

The Company may receive various fees in the ordinary course of business such as for consents, waivers and amendments, as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

For the three months ended March 31, 2026 and 2025, the Company recorded $386 and $106 (dollar amounts in thousands), respectively, in fee income from non-affiliated investments.

Non-Accrual Income

Loans are placed on non‑accrual status when there is reasonable doubt as to the collectability of principal and/or interest, based on current information and events and management determination that the borrower is unable to meet its contractual payment obligations. Accrued interest may be reversed when a loan is placed on non-accrual status based on specific events and circumstances surrounding credit quality, type of default and length of default period. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s assessment regarding the characteristics of the payments received. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s analysis, the loan is expected to remain current. As of March 31, 2026, and 2025, no loans in the portfolio were on non-accrual status.

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

Forward Commitment Transactions

The Company entered into forward commitment transactions which involved a commitment by the Company to purchase or sell securities for a predetermined price or yield, with payment and delivery taking place beyond the customary settlement period. When delayed-delivery purchases are outstanding, the Company will set aside and maintain an amount of liquid assets sufficient to meet the purchase price in a segregated account until the settlement date. When purchasing a security on a delayed-delivery basis, the Company assumes the rights and risks of ownership of the security, including the risk of price and yield fluctuations, and takes such fluctuations into account when determining its net asset value (“NAV”). The Company may dispose of or renegotiate a delayed-delivery transaction subsequent to establishment, and may sell when-issued securities before they are delivered, which may result in a realized gain (loss). When selling a security on a delayed-delivery basis, the Company forfeits its eligibility to realize future gains (losses) with respect to the security.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations, and interpretations thereof. The Company had no material uncertain tax positions as of March 31, 2026 or December 31, 2025.

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

Note 3. Fees, Expenses, Agreements and Related Party Transactions

The Manager, an indirect, wholly-owned subsidiary of Prudential and a registered investment adviser, is the Company’s investment manager. The Manager has engaged PGIM, an indirect, wholly-owned subsidiary of Prudential, as the Company’s subadviser. PGIM provides day-to-day management of the Company’s portfolio primarily through the PGIM Credit investment group (“PGIM Credit”). PGIM Credit is the public and private fixed income investment group within PGIM. PGIM Credit consists of two investment sub-groups, PGIM Fixed Income, a manager of public and private fixed income investments, and PGIM Private Credit (formerly, PGIM Private Capital) (“PPC”), a manager of private fixed income investments. On April 24, 2025, PGIM entered into a Sub-Subadvisory Agreement with Deerpath Capital Management, LP (“Deerpath”, together with PGIM, the “Subadvisers”), pursuant to which Deerpath will manage a portion of the direct lending investments for the Company. Deerpath is an indirect, majority-owned subsidiary of Prudential. PGIM, subject to the supervision and direction of the Manager and the Board, determines the allocation among the Subadvisers. As of March 31, 2026, there are currently no assets in the Company managed by PGIM Fixed Income. The Manager is permitted to allocate portions of the Company’s portfolio to any of the business units within PGIM.

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

For the three month ended March 31, 2026 the Company accrued management fees of $788 (dollar amount in thousands). As of March 31, 2026, $61 (dollar amounts in thousands) of management fees was payable by the Company.

For the three months ended March 31, 2025, the Company accrued management fees of $406 (dollar amount in thousands), all of which was subject to waiver by the Manager.

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

For the three months ended March 31, 2026, the Company accrued income based incentive fees of $743 (dollar amount in thousands). As of March 31, 2026, $743 (dollar amount in thousands) accrued income based incentive fees was payable by the Company.

For the three months ended March 31, 2025, the Company accrued income based incentive fees of $448 (dollar amount in thousands), all of which were subject to waiver by the Manager.

For the three months ended March 31, 2026, the Company accrued capital gains incentive fees of $35 (dollar amount in thousands). As of March 31, 2026, $35 (dollar amount in thousands) accrued capital gains incentive fees was payable by the Company.

For the three months ended March 31, 2025, the Company accrued capital gains incentive fees of $(5) (dollar amount in thousands), all of which were subject to waiver by the Manager.

Sub-Advisory Fee

Pursuant to the second amended and restated subadvisory agreement between the Manager and PGIM (the “Subadvisory Agreement”), the Manager pays a portion of the management fee and incentive fee it receives from the Company to the PGIM. No advisory fees are paid by the Company directly to PGIM.

Because the Subadvisers are affiliates, the Manager may from time to time share certain of its profits with, or allocate other resources to, the Subadvisers. Any such payments by the Manager to the Subadvisers will be from the Manager’s own resources.

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

Intermediary Manager Agreement

The Company entered into an amended and restated intermediary manager agreement with Prudential Investment Management Services, LLC (the “Distributor” or “PIMS”), an affiliate of the Manager, who will be principal underwriter and distributor of the Company’s Common Shares. The Distributor will be entitled to receive shareholder servicing and/or distribution fees with respect to the Class S and Class D Shares on an annualized basis as a percentage of the NAV for such class, subject to the inception of each class. The shareholder servicing and/or distribution fees will be paid monthly in arrears at an annual rate of 0.85% and 0.25% for Class S and D respectively, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month. No distribution and/or shareholder servicing fees will be paid with respect to Class I. For the three months ended March 31, 2026 and 2025, the Company accrued, in each case, servicing and/or distribution fees of $1 (dollar amounts in thousands) and less than $500 which were attributable to Class S and Class D Shares, respectively.

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

For the three months ended March 31, 2026, the Company accrued transfer agent’s fees and expenses of $56, $16 and $15 (dollar amounts in thousands), for Class I, Class S and Class D Shares, respectively.

For the three months ended March 31, 2025, the Company accrued transfer agent’s fees and expenses of $22, $11 and $19 (dollar amounts in thousands) for Class I, Class S and Class D Shares, respectively.

As of March 31, 2026 and March 31, 2025, there were $30 and $53 (dollar amounts in thousands), respectively, of transfer agent’s fees payable by the Company.

Expense Limitation and Reimbursement Agreement

Pursuant to an expense limitation and reimbursement agreement by and among the Company and the Manager, the Manager has contractually agreed to waive its fees and/or reimburse expenses of the Company through May 5, 2029 (the “ELRA Period”) so that the Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). The Company has agreed to repay these amounts, when and if requested by the Manager, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Manager waived or reimbursed such fees or expenses. This arrangement cannot be terminated without the consent of the Board prior to the end of the ELRA Period. “Specified Expenses” includes all expenses incurred in the business of the Company, including organizational and offering costs (excluding the organizational and offering expenses relating to the initial sale of Class S, Class D and Class I Common Shares), with the following exceptions: (i) the management fee, (ii) the incentive fee, (iii) the shareholder servicing and/or distribution fee, (iv) brokerage costs or other investment-related out-of-pocket expenses, (v) dividend/interest payments (including any dividend payments, interest expenses (excluding promissory note interest expenses), commitment fees, or other expenses related to any leverage incurred by the Company), (vi) taxes, and (vii) extraordinary expenses (as determined in the sole discretion of the Manager). Prior to the Company’s election of BDC status, the Manager agreed to voluntarily enact the above-described expense limitation. Accordingly, such expense reimbursement is reflected on the Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025. Certain other expenses may be paid by the Manager, subject to the Manager’s sole discretion. The Company will not be required to repay such amounts to the Manager.

As of March 31, 2026, under the ELRA, the amounts eligible for potential recoupment with respective expiration dates are as follows (dollar amounts in thousands):

For the Quarters Ended	Expense Payments by Manager	Reimbursement Payments to Manager	Unreimbursed Expense Payments	Effective Rate of Distribution per Common Share (1)	Reimbursement Eligibility Expiration	Operating Expense Ratio (2)
June 30, 2023	285	—	285	0.00%	June 30, 2026	0.37%
September 30, 2023	1,029	—	1,029	0.00%	September 30, 2026	1.01%
December 31, 2023	1,227	—	1,227	10.94%	December 31, 2026	1.33%
March 31, 2024	795	—	795	10.90%	March 31, 2027	0.81%
June 30, 2024	953	—	953	10.85%	June 30, 2027	0.96%
September 30, 2024	511	—	511	14.18%	September 30, 2027	0.56%
December 31, 2024	680	—	680	12.96%	December 31, 2027	0.68%
March 31, 2025	413	—	413	11.54%	March 31, 2028	0.39%
June 30, 2025	474	—	474	13.68%	June 30, 2028	0.41%
September 30, 2025	1,323	—	1,323	13.33%	September 30, 2028	0.84%
December 31, 2025	1,285	—	1,285	13.35%	December 31, 2028	0.75%
March 31, 2026	667	—	667	10.27%	March 31, 2029	0.37%
	$9,642	$—	$9,642

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

Entertainment Earth LLC is an online retailer and wholesaler of licensed collectibles, including toys and action figures. The portfolio company was purchased by the Company and transferred at fair value from a wholly-owned subsidiary of Prudential in March 2023. In April 2025, the portfolio company completed a debt restructuring. As of March 31, 2026, the Company's investment at fair value in Entertainment Earth, LLC was $1,363 in debt and $1,042 (dollar amounts in thousands) in equity. The Company does not consolidate its equity interest in Entertainment Earth, LLC.

Co-Investment Relief

The Company, the Manager and the Subadvisers have received exemptive relief from the SEC that allows us to engage in certain co-investment transactions originated by the Manager, the Subadvisers or their affiliates, subject to certain terms and conditions (the "Order"). Pursuant to such Order, we generally are permitted to co-invest with the Manager and its affiliates if such co-investments are completed on the same terms and at the same time, as further detailed in the Order. In addition, the Manager and its affiliates must adopt and implement policies and procedures reasonably designed to ensure that: (i) opportunities to participate in co-investment transactions are allocated in a manner that is fair and equitable to the Company and (ii) the Manager or affiliate negotiating the co-investment transaction considers the interest in the transaction of the Company if participating in such transactions.

Note 4. Investments

As of March 31, 2026 and December 31, 2025, the composition of the Company’s investment portfolio at cost and fair value was as follows (dollar amounts in thousands):

	March 31, 2026
	Cost	Fair value	Percentage of Total Investments at Fair Value
First Lien Debt	$394,124	$396,540	98.58%
Equity Investments	367	1,042	0.26%
Cash Equivalents	4,676	4,676	1.16%
Total	$399,167	$402,258	100.00%

	December 31, 2025
	Cost	Fair value	Percentage of Total Investments at Fair Value
First Lien Debt	$356,730	$360,727	99.77%
Equity Investments	367	827	0.23%
Total	$357,097	$361,554	100.00%

As of March 31, 2026 and December 31, 2025, the industry composition of investments at fair value was as follows:

Industry	March 31, 2026	December 31, 2025
Food Products	11.76%	12.62%
Professional Services	10.80%	12.25%
Diversified Consumer Services	8.46%	8.93%
Commercial Services & Supplies	7.57%	8.20%
Chemicals	6.62%	8.98%
IT Services	4.89%	4.00%
Software	4.88%	3.54%
Containers & Packaging	3.78%	4.24%
Hotels, Restaurants & Leisure	3.59%	4.03%
Household Products	3.19%	3.62%
Construction & Engineering	3.00%	5.42%
Life Sciences Tools & Services	2.97%	—%
Health Care Equipment	2.96%	2.76%
Building Products	2.48%	4.09%
Health Care Equipment & Supplies	2.48%	—%
Real Estate Management & Development	2.27%	—%
Diversified Financial Services	2.11%	2.39%
Aerospace & Defense	2.10%	1.04%
Beverages	1.98%	2.21%
Trading Companies & Distributors	1.69%	1.82%
Auto Components	1.47%	1.65%
Health Care Providers & Services	1.43%	1.86%
Diversified Telecommunication Services	1.30%	—%
Technology Hardware, Storage & Peripherals	1.30%	1.48%
Media	1.28%	1.43%
Paper & Forest Products	1.21%	1.36%
Cash Equivalents	1.16%	—%
Electric Utilities	0.93%	—%
Pharmaceuticals	0.34%	—%
IT Consulting & Other Services	—%	0.62%
Human Resource & Employment Services	—%	0.49%
Environmental & Facilities Services	—%	0.28%
Gas Utilities	—%	0.49%
Distributors	—%	0.20%
Total	100.00%	100.00%

As of March 31, 2026 and December 31, 2025, the geographic composition of investments at cost and fair value was as follows (dollar amounts in thousands):

	March 31, 2026
Country	Cost	Fair Value	% of Total Investments at Fair Value
United States	$329,031	$331,143	82.32%
United Kingdom	33,895	34,468	8.57%
Spain	21,467	21,318	5.30%
France	9,884	10,149	2.52%
Germany	3,467	3,705	0.92%
Australia	1,083	1,108	0.28%
Netherlands	340	367	0.09%
Total	$399,167	$402,258	100.00%

	December 31, 2025
Country	Cost	Fair Value	% of Total Investments at Fair Value
United States	$295,204	$297,521	82.29%
United Kingdom	25,694	26,844	7.42%
Spain	21,474	21,726	6.01%
France	9,872	10,279	2.84%
Germany	3,461	3,765	1.04%
Australia	1,052	1,046	0.29%
Netherlands	340	373	0.11%
Total	$357,097	$361,554	100.00%

As of March 31, 2026 and December 31, 2025, no loans in the portfolio were on non-accrual status.

As of March 31, 2026 and December 31, 2025, on a fair value basis, all performing debt investments bore interest at a floating rate.

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

The following is a summary of the inputs used as of March 31, 2026 and December 31, 2025 in valuing such financial instruments (dollar amounts in thousands):

	March 31, 2026
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$396,540	$396,540
Equity Investments	—	—	1,042	1,042
Cash Equivalents	4,676	—	—	4,676
Total	$4,676	$—	$397,582	$402,258
Unrealized appreciation (depreciation) on OTC forward foreign currency exchange contracts*	$—	$591	$—	$591

	December 31, 2025
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$360,727	$360,727
Equity Investments	—	—	827	827
Total	$—	$—	$361,554	$361,554
Unrealized appreciation (depreciation) on OTC forward foreign currency exchange contracts*	$—	$(1,663)	$—	$(1,663)

* Represents derivative instruments not reflected in the Consolidated Schedule of Investments, which are recorded at the unrealized appreciation (depreciation) on the instrument.

The following table presents the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value (dollar amounts in thousands):

	Three Months Ended March 31, 2026
	Debt Investments	Equity Investments	Total
Fair value, beginning of period	$360,727	$827	$361,554
Purchases of investments	69,692	—	69,692
Proceeds from principal repayments	(33,523)	—	(33,523)
Payment-in-kind interest	160	—	160
Accretion of discount/amortization of premium	708	—	708
Net realized gain (loss)	357	—	357
Net change in unrealized appreciation (depreciation)	(1,581)	215	(1,366)
Fair value, end of period	$396,540	$1,042	$397,582
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2026	$(1,581)	215	$(1,366)

Three Months Ended March 31, 2025
First Lien Debt - Total Investments
Fair value, beginning of period	$209,214
Purchases of investments	28,956
Proceeds from principal repayments	(12,481)
Payment-in-kind interest	8
Accretion of discount/amortization of premium	385
Net realized gain (loss)	4
Net change in unrealized appreciation (depreciation)	710
Fair value, end of period	$226,796
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2025	$710

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value (dollar amounts in thousands).

	Fair Value as of March 31, 2026(1)	Valuation Approach/ Methodology	Unobservable Input(s)	Range (Weighted Average)*	Directional Impact on Fair Value from Input Increase**
Assets:
First Lien Debt	$351,081	Income/Discounted Cash Flow	Discount Rate	7.49% - 15.60% (9.56%)	Decrease
Equity Investments	1,042	Market / Enterprise Value	EBITDA Multiple	4.5x - 5.5x (5.0x)	Increase
	$352,123

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

(1)
As of March 31, 2026, included within the fair value of Level 3 assets of $397,582 is an amount of $45,459 (dollar amounts in thousands) for which the Manager did not develop the unobservable inputs (examples include recent transaction prices).

	Fair value as of December 31, 2025 (1)	Valuation Approach/ Methodology	Unobservable Input(s)	Range (Weighted Average)*	Directional Impact on Fair Value from Input Increase**
Assets:
First Lien Debt	$311,770	Income/Discounted Cash Flow	Discount Rate	7.36% - 14.87% (9.72%)	Decrease
Equity Investments	827	Market / Enterprise Value	EBITDA Multiple	3.5x - 4.5x (4.0x)	Increase
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

Fair value of derivative instruments as of March 31, 2026 as presented in the Consolidated Statements of Assets and Liabilities (dollar amounts in thousands):

Asset Derivatives			Liability Derivatives
Derivative not accounted for as hedging instruments, carried at fair value	Consolidated Statement of Assets and Liabilities Location	Fair Value	Consolidated Statement of Assets and Liabilities Location	Fair Value
Foreign exchange contracts	Unrealized appreciation on OTC forward foreign currency exchange contracts	$739	Unrealized depreciation on OTC forward foreign currency exchange contracts	$148

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

The effects of derivative instruments on the Consolidated Statements of Operations for the three months ended March 31, 2026 are as follows (dollar amounts in thousands):

Amount of Realized Gain (Loss) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
Three Months Ended March 31,
2026
Foreign exchange contracts	$(750)
Total	$(750)

Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
Three Months Ended March 31,
2026
Foreign exchange contracts	$2,254
Total	$2,254

The effects of derivative instruments on the Consolidated Statements of Operations for the three months ended March 31, 2025 are as follows (dollar amounts in thousands):

Amount of Realized Gain (Loss) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
Three Months Ended March 31, 2025
Foreign exchange contracts	$500
Total	$500

Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
Three Months Ended March 31, 2025
Foreign exchange contracts	$(1,210)
Total	$(1,210)

For the three months ended March 31, 2026 and 2025, the Company’s average volume of derivative activities is as follows (dollar amounts in thousands):

	Average Volume of Derivative Activities*
	Three Months Ended
Derivative Contract Type	March 31, 2026	March 31, 2025
Forward Foreign Currency Exchange Contracts - Sold (1)	61,169	24,071
Forward Foreign Currency Exchange Contracts - Purchased (1)	203	360

* Average volume is based on average quarter end balance as noted for the three months ended March 31, 2026 and 2025.

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

Offsetting of OTC derivative assets and liabilities as of March 31, 2026 (dollar amounts in thousands):

Counterparty	Gross Amounts of Recognized Assets(1)	Gross Amounts of Recognized Liabilities(1)	Net Amounts of Recognized Assets/(Liabilities)	Collateral Pledged/(Received)(2)	Net Amount
Macquarie Bank Limited	$545	$(67)	$478	$—	$478
Nomura International plc	170	(28)	142	—	142
Commonwealth Bank Of Australia	24	(53)	(29)	—	(29)
	$739	$(148)	$591	$—	$591

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
(2)
Collateral amount disclosed by the Company is limited to the market value of financial instruments/transactions and the OTC derivative exposure by counterparty.

* Less than $500

Financial Instruments disclosed but not carried at fair value

The following tables present the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of March 31, 2026 and December 31, 2025, and the level of each financial liability within the fair value hierarchy (dollar amounts in thousands):

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility	$144,350	$144,350	$165,750	$165,750
Reverse Repurchase Agreement	—	—	7,670	7,670
Promissory Notes Payable	214	214	214	214
	$144,564	$144,564	$173,634	$173,634

	March 31, 2026	December 31, 2025
Level 1	$—	$—
Level 2	—	—
Level 3	144,564	173,634
Total debt	$144,564	$173,634

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

The Company’s debt obligations consisted of the following as of March 31, 2026 and December 31, 2025 (dollar amounts in thousands):

Revolving Credit Facility	March 31, 2026	December 31, 2025
Total Commitment	$175,000	$175,000
Amount Outstanding (1)	144,350	165,750
Unused Portion (2)	30,650	9,250
Amount Available (3)	129,963	91,061

(1)
Amount outstanding on the Consolidated Statements of Assets and Liabilities are net of deferred financing costs.
(2)
The unused portion is the amount upon which commitment fees are based.
(3)
The amount available reflects any limitations related to the credit facility’s borrowing base.

The components of total interest expense were as follows (dollar amounts in thousands):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowings interest expense	$1,913	$1,561
Facility unused fee	65	91
Amortization of financing costs and debt issuance costs	66	65
Total interest expense	$2,044	$1,717
Average debt borrowings	$125,597	$93,301
Average interest rates on borrowings	6.51%	6.69%

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

The components of total interest expense were as follows (dollar amounts in thousands):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowings interest expense	$7	$—
Amortization of discount *	—	—
Total interest expense	$7	$—
Average debt borrowings	$220	$—
Average interest rates on borrowings	12.11%	0.00%

* Less than $500

Short-Term Borrowings

In order to finance certain investment transactions, the Company may, from time to time, enter into reverse repurchase agreements, whereby the Company sells to a counterparty an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon purchase price at a future date (each a “Short-Term Financing Transaction”). Securities sold under this arrangement are presented in the Consolidated Schedule of Investments. The Company may also enter into other forms of short-term borrowing such as forward purchase agreements.

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

The components of total interest expense were as follows (dollar amounts in thousands):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowings interest expense	$385	$—
Total interest expense	$385	$—
Average debt borrowings	$23,655	$—
Average interest rates on borrowings	6.60%	0.00%

As of March 31, 2026 and December 31, 2025, the Company had an aggregate amount of $144.6 million and $173.6 million of debt outstanding and the asset coverage ratio was 284.5% and 217.9%, respectively.

The following is information about the Company's senior securities as of the dates indicated in the below table (dollar amounts in thousands):

Class and Year	Total Amount Outstanding (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facility
March 31, 2026	$144,350	3	—	N/A
December 31, 2025	165,750	2	—	N/A
Promissory Notes Payable
March 31, 2026	214	3	—	N/A
December 31, 2025	214	2	—	N/A

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

Note 7. Commitments and Contingencies

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which requires the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2026 and December 31, 2025, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $60,042 and $33,216 (dollar amounts in thousands), respectively.

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

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2026, the Company was not involved in any material legal proceedings.

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

As of March 31, 2026, the Company has 10,695,351, 49,167 and 656 of Class I, Class S and Class D Shares issued and outstanding, respectively, all of which is 73.9% owned by Pruco Life Insurance Company.

The following tables summarize transactions with respect to the Common Shares during the three months ended March 31, 2026 and 2025 (dollars in thousands except share amounts):

	March 31, 2026
	Class I		Class S		Class D
	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	2,249,145	$55,950	47,068	$1,193	—	$—
Shares/gross proceeds from the private placements	—	—	—	—	—	—
Share transfers between classes	2,134	54	(2,134)	(54)	—	—
Reinvestment of distribution	218,835	5,434	90	2	15	— (*)
Repurchased shares	—	—	—	—	—	—
Net Increase (decrease)	2,470,114	$61,438	45,024	$1,141	15	$—

	March 31, 2025
	Class I		Class S		Class D
	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	813,182	$20,280	—	$—	—	$—
Shares/gross proceeds from the private placements	—	—	—	—	—	—
Share transfers between classes	—	—	—	—	—	—
Reinvestment of distribution	165,150	4,118	15	— (*)	15	— (*)
Repurchased shares	—	—	—	—	—	—
Net Increase (decrease)	978,332	$24,398	15	$—	15	$—

(1)
Less than $500

Net Asset Value per Share

The Company determines NAV for each class of Shares each month as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e., the prior month-end NAV). The following tables present each month-end NAV per share for Class I, Class S and Class D Common Shares during the three months ended March 31, 2026 and 2025:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2026	$24.85	$25.40	$25.34
February 28, 2026	24.77	25.33	25.26
March 31, 2026	24.82	25.39	25.31

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2025	$24.93	$25.40	$25.39
February 28, 2025	24.94	25.42	25.41
March 31, 2025	24.95	25.43	25.42

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

The Board authorizes and declares monthly distribution amounts per share of Class I, Class S and Class D Common Shares. The following tables summarize the Company’s distributions declared during the three months ended March 31, 2026 (dollar amounts in thousands except per share):

			Class I
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 23, 2026	January 30, 2026	February 23, 2026	$0.21243	$—	$0.21243	$2,087
February 20, 2026	February 27, 2026	March 24, 2026	0.21243	—	0.21243	2,190
March 23, 2026	March 31, 2026	April 24, 2026	0.21243	—	0.21243	2,272

			Class S
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 23, 2026	January 30, 2026	February 23, 2026	$0.19506	$—	$0.19506	$1
February 20, 2026	February 27, 2026	March 24, 2026	0.19506	—	0.19506	1
March 23, 2026	March 31, 2026	April 24, 2026	0.19506	—	0.19506	10

			Class D
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 23, 2026	January 30, 2026	February 23, 2026	$0.20732	$—	$0.20732	$—	*
February 20, 2026	February 27, 2026	March 24, 2026	0.20732	—	0.20732	—	*
March 23, 2026	March 31, 2026	April 24, 2026	0.20732	—	0.20732	—	*

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of cash distributions on a U.S. GAAP basis that the Company has declared on Common Shares during the three months ended March 31, 2026 (dollar amounts in thousands except per share):

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.64	$6,549	$0.59	$12	$0.62	$ — (*)
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—

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

During the three months ended March 31, 2026 and 2025, no Common Share repurchases were completed by the Company.

Note 9. Financial Highlights

The following are the financial highlights for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	Class I	Class I
Per Share Operating Performance: (1)
Net asset value, beginning of period	$24.87	$24.93
Income from investment operations:
Net investment income (loss) (2)	0.57	0.84
Net realized and unrealized gains (losses)	0.02	(0.01)	(3)
Net increase (decrease) in net investment operations	0.59	0.83
Distributions declared:
From net investment income	(0.64)	(0.81)
Total distributions declared	(0.64)	(0.81)
Total increase (decrease) in net assets	(0.05)	0.02
Net asset value, end of period	$24.82	$24.95
Total Return (4)	2.38%	3.36%
Ratios and supplemental data:
Net assets, end of period (000’s)	$265,478	$146,083
Average number of Common Shares outstanding, end of period	10,207,680	5,215,554
Ratio of gross expenses to average net assets (5)	7.83%	9.77%
Ratio of waivers to average net assets (5)	(0.99)%	(3.88)%
Ratio of net expenses to average net assets (5) (7)	6.84%	5.89%
Ratio of net investment income (loss) to average net assets (5)	9.25%	13.83%
Portfolio turnover rate (6)	9.20%	5.73%
Asset coverage ratio	284.52%	251.30%

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
(7)
Includes interest expense from the Revolving Credit Facility and Other Short-Term borrowings of 3.86% and 5.39% which is being excluded from the Company’s contractual waiver for the three months ended March 31, 2026 and 2025, respectively.

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	Class S	Class S
Per Share Operating Performance:(1)
Net asset value, beginning of period	$25.42	$25.40
Income from investment operations:
Net investment income (loss)(2)	0.61	0.80
Net realized and unrealized gains (losses)	(0.05)	(0.01)
Net increase (decrease) in net investment operations	0.56	0.79
Distributions declared:
From net investment income	(0.59)	(0.76)
Total distributions declared	(0.59)	(0.76)
Total increase (decrease) in net assets	(0.03)	0.03
Net asset value, end of period	$25.39	$25.43
Total Return(3)	2.20%	3.12%
Ratios and supplemental data:
Net assets, end of period (000’s)	$1,248	$12
Average number of Common Shares outstanding, end of period	21,055	469
Ratio of gross expenses to average net assets (4)	24.80%	388.38%
Ratio of waivers to average net assets (4)	(17.17)%	(381.66)%
Ratio of net expenses to average net assets (4) (6)	7.63%	6.72%
Ratio of net investment income (loss) to average net assets (4)	9.53%	12.80%
Portfolio turnover rate (5)	9.20%	5.73%
Asset coverage ratio	284.52%	251.30%

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
(6)
Includes interest expense from the Revolving Credit Facility and Other Short-Term borrowings, as applicable, of 3.52% and 5.37% which is being excluded from the Company’s contractual waiver for the three months ended March 31, 2026 and 2025, respectively. The interest expense on the promissory notes of 2.47% was voluntarily waived for the three months ended March 31, 2026.

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	Class D	Class D
Per Share Operating Performance:(1)
Net asset value, beginning of period	$25.36	$25.38
Income from investment operations:
Net investment income (loss)(2)	0.56	0.84
Net realized and unrealized gains (losses)	0.01	(0.01)
Net increase (decrease) in net investment operations	0.57	0.83
Distributions declared:
From net investment income	(0.62)	(0.79)
Total distributions declared	(0.62)	(0.79)
Total increase (decrease) in net assets	(0.05)	0.04
Net asset value, end of period	$25.31	$25.42
Total Return(3)	2.28%	3.32%
Ratios and supplemental data:
Net assets, end of period (000’s)	$17	$12
Average number of Common Shares outstanding, end of period	647	473
Ratio of gross expenses to average net assets (4)	520.84%	645.99%
Ratio of waivers to average net assets (4)	(513.75)%	(639.87)%
Ratio of net expenses to average net assets (4) (6)	7.09%	6.12%
Ratio of net investment income (loss) to average net assets (4)	8.97%	13.40%
Portfolio turnover rate (5)	9.20%	5.73%
Asset coverage ratio	284.52%	251.30%

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
(6)
Includes interest expense from the Revolving Credit Facility and Other Short-Term borrowings, as applicable, of 3.86% and 5.37% which is being excluded from the Company’s contractual waiver for the three months ended March 31, 2026 and 2025, respectively. The interest expense on the promissory notes of 81.93% was voluntarily waived for the three months ended March 31, 2026.

Note 10. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of March 31, 2026, except as discussed below.

On April 27, 2026 the Company declared a distribution of $0.21243 per Class I Share, $0.19506 per Class S Share, and $0.20732 per Class D Share, which is payable on May 27, 2026 to shareholders of record as of April 30, 2026.

On May 5, 2026 (the "Closing Date"), the SPV, a wholly owned subsidiary of the Company, entered into a loan financing and servicing agreement (the "Credit Facility") with Deutsche Bank AG, New York Branch, as facility agent, and State Street Bank and Trust Company, as collateral agent and collateral custodian, the Company, as equityholder and servicer, the SPV, as borrower, and the lenders from time to time party thereto.

The SPV Credit Facility is secured by substantially all assets in the SPV’s portfolio, including a first‑priority security interest (subject to permitted liens) in loan assets and related accounts and cash and cash equivalents, in each case as described in the SPV Credit Facility. Borrowings under the Credit Facility bear interest at a per annum rate equal to an applicable margin plus a benchmark rate for the applicable currency (for Dollar advances, three‑month Term Secured Overnight Financing Rate; for Euro advances, Euro Interbank Offered Rate; for Sterling advances, Daily Simple Sterling Overnight Index Average; for Canadian‑dollar advances, Term Canadian Overnight Repo Rate Average; and for Australian‑dollar advances, Bank Bill Swap Rate), in each case subject to a 0.25% floor.

The initial facility amount of the SPV Credit Facility is $100 million, with an accordion feature that permits increases, with the consent of the facility agent and the lenders, up to an aggregate commitment of $500 million. The SPV Credit Facility has a revolving period that ends on the date that is three years after the Closing Date (which may be extended with lender consent), and a final maturity on the earliest of (i) the date that is two years after the end of the revolving period and (ii) certain earlier termination events provided in the SPV Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events, the Company’s future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to those described in “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2025 and elsewhere in this Quarterly Report on Form 10-Q.

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

The Company’s investment objective is to seek to generate current income and, to a lesser extent, long-term capital appreciation. The Company seeks to meet its investment objective by investing primarily in privately placed floating rate leveraged (below investment grade) debt, including, but not limited to, senior secured, first lien, debt issuances in middle market companies primarily in the United States, as well as up to 30% of its total assets in investments in other countries (primarily Canada, Europe, Australia and Latin America). Emphasis will be placed on companies with value-added businesses in narrowly defined and defensive market sectors, and with the exception of collateral-backed transactions, companies capable of healthy free cash flow generation. The Subadvisers also looks for strong management teams with demonstrated track records and significant personal economic stakes in their companies’ success.

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

Portfolio and Investment Activity

For the three months ended March 31, 2026 and 2025, we acquired $91.60 million and $31.0 million, respectively, aggregate principal amount of investments (including $29.81 million and $5.7 million, respectively, of unfunded commitments), all of which was first lien debt.

The Company’s portfolio and investment activity for the three months ended March 31, 2026 and 2025 are presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	For the Three Months Ended March 31, 2026
	Debt Investments	Equity Investments	Total
Total Investments, beginning of period	$356,730	$367	$357,097
Purchases of investments	69,692	—	69,692
Proceeds from principal repayment of investments	(33,523)	—	(33,523)
Payment-in-kind interest	160	—	160
Amortization or accretion of discount on investments	708	—	708
Net realized gain (loss) on investments	357	—	357
Total investments, end of period	$394,124	$367	$394,491

Number of Portfolio Companies	70	1	71

Three Months Ended March 31, 2025
First Lien Debt - Total Investments
Total Investments, beginning of period	$209,254
Purchases of investments	28,956
Proceeds from principal repayment of investments	(12,481)
Payment-in-kind interest	8
Amortization or accretion of discount on investments	385
Net realized gain (loss) on investments	4
Total investments, end of period	$226,126

Number of Portfolio Companies	56

The weighted average yields of the Company’s investments as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Weighted average yield on debt and income producing investments, at cost (1)	9.59%	9.88%
Weighted average yield on debt and income producing investments, at fair value (1) (2)	9.53%	9.77%
Percentage of debt investments bearing a floating rate (2)	100.00%	100.00%
Percentage of debt investments bearing a fixed rate (2)	0.00%	0.00%

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
(2)
Measured on a fair value basis and excludes investments on non-accrual status, if any.

The Company’s investments as of March 31, 2026 and December 31, 2025 consisted of the following (dollar amounts in thousands):

	March 31, 2026
	Cost	Fair value	Percentage of Total Investments at Fair Value
First Lien Debt	$394,124	$396,540	98.58%
Equity Investments	367	1,042	0.26%
Cash Equivalents	4,676	4,676	1.16%
Total	$399,167	$402,258	100.00%

Largest portfolio company investment	$11,910	$11,981	3.01%
Average portfolio company investment	$5,556	$5,600	1.41%

	December 31, 2025
	Cost	Fair value	Percentage of Total Investments at Fair Value
First Lien Debt	$356,730	$360,727	99.77%
Equity Investments	367	827	0.23%
Total	$357,097	$361,554	100.00%

Largest portfolio company investment	$11,873	$11,962	3.31%
Average portfolio company investment	$5,580	$5,649	1.56%

Results of Operations

Operating results for the three months ended March 31, 2026 and 2025 were as follows (dollar amounts in thousands):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Investment income
From non-controlled/non-affiliated investments:
Interest income	$9,514	$6,134
Dividend income	91	—
Fee income	386	106
Payment-in-kind	124	8
From controlled/affiliated investments:
Interest income	30	—
Dividend Income	—	30
Total investment income	10,145	6,278

Expenses
Interest expense	2,436	1,717
Professional fees	604	315
Management fees	788	406
Income based incentive fees	743	448
Capital gains incentive fees	35	(5)
Transfer agent’s fees and expenses (**)	87	52
Custodian and accounting fees	79	65
Shareholders’ reports	52	35
Trustees’ fees	51	51
Pricing fees	29	12
Servicing and distribution fees	1	—	(*)
Other general & administrative	74	46
Total expenses	4,979	3,142
Expense reimbursement	(667)	(413)
Incentive fees waived	—	(443)
Management fees waived	—	(406)
Net expenses	4,312	1,880
Net investment income (loss)	5,833	4,398

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled/non-affiliated transactions	357	4
Forward foreign currency contracts transactions	(750)	500
Foreign currency transactions	(250)	(104)
Net realized gain (loss)	(643)	400
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(1,581)	710
Controlled/affiliated investments	215	—
Forward foreign currency contracts	2,254	(1,210)
Foreign currency	32	65
Net change in unrealized appreciation (depreciation)	920	(435)
Net realized and change in unrealized gain (loss)	277	(35)
Net increase (decrease) in net assets resulting from operations	$6,110	$4,363

(*) Less than $500

(**) For the three months ended March 31, 2026 and 2025, $19 and $10, respectively, of affiliated expenses were included.

Investment Income

For the three months ended March 31, 2026, investment income was $10.1 million, all of which was attributable to interest and fees on our debt investments, dividend income, PIK and fee income. The increase in investment income from the three months ended March 31, 2025 was primarily due to an increase of $91.6 million, aggregate principal amount of new investments acquired during the period.

For the three months ended March 31, 2025, investment income was $6.3 million, all of which was attributable to interest and fees on our debt investments, dividend income, PIK and fee income. The increase in investment income from the three months ended March 31, 2024 was primarily due to an increase of $31.0 million aggregate principal amount of new investments acquired during the period.

Expenses

Total expenses before expense reimbursement and incentive and management fee waivers for the three months ended March 31, 2026 were $4.98 million, respectively, consisting primarily of professional fees, income based incentive fees, capital gains incentive fees, management fees, custodian and accounting fees, trustees’ fees, transfer agent’s fees and expenses, interest expense, pricing fees, shareholders' reports, and other general and administrative fees. The increase in total expenses from the three months ended March 31, 2025 was primarily related to an increase in interest expenses, professional fees, management fees and income based incentive fees due to an increased cost of servicing a larger investment portfolio.

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

For the three months ended March 31, 2026, the Company accrued income based incentive fees of $743 (dollar amount in thousands). As of March 31, 2026, $743 (dollar amount in thousands) accrued income based incentive fees was payable by the Company.

For the three months ended March 31, 2025, the Company accrued income based incentive fees of $448 (dollar amount in thousands), all of which were subject to waiver by the Manager.

For the three months ended March 31, 2026, the Company accrued capital gains based incentive fees of $35 (dollar amount in thousands). As of March 31, 2026, $35 (dollar amount in thousands) accrued capital gains incentive fees was payable by the Company.

For the three months ended March 31, 2025, the Company accrued capital gains based incentive fees of $(5) (dollar amount in thousands), all of which were subject to waiver by the Manager.

For the three month period ended March 31, 2026 the Company accrued management fees of $788 (dollar amount in thousands). As of March 31, 2026, $61 (dollar amounts in thousands) of management fees was payable by the Company.

For the three months ended March 31, 2025, the Company accrued management fees of $406 (dollar amount in thousands), all of which was subject to waiver by the Manager.

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

For the three months ended March 31, 2026 and 2025, the Company did not incur any excise tax expense.

Net realized gain (loss) and Net change in unrealized appreciation (depreciation)

For the three months ended March 31, 2026 and 2025, the Company reported realized gains (losses) from foreign currency transactions of $(250) thousand and $(104) thousand, respectively, primarily as a result of fluctuations in the foreign currency.

For the three months ended March 31, 2026 and 2025, the Company reported realized gains (losses) from forward foreign currency contracts of $(750) thousand and $500 thousand, respectively.

For the three months ended March 31, 2026 and 2025, the Company reported realized gains (losses) from non-controlled/non-affiliated investments transactions of $357 thousand and $4 thousand, respectively.

For the three months ended March 31, 2026 and 2025, the Company reported unrealized appreciation (depreciation) from foreign currency of $32 thousand and $65 thousand, respectively.

For the three months ended March 31, 2026 and 2025, the Company reported unrealized appreciation (depreciation) from forward foreign currency contracts of $2,254 thousand and $(1,210) thousand, respectively.

For the three months ended March 31, 2026 and 2025, the Company reported unrealized appreciation (depreciation) from non-controlled/non-affiliated investments transactions of investments transactions of $(1,581) thousand and $710 thousand, respectively. which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.

For the three months ended March 31, 2026 and 2025, the Company reported unrealized appreciation (depreciation) from controlled/affiliated investments transactions of investments transactions of $215 thousand and $0 thousand, respectively. which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.

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

The Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to Common Shares if asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On November 8, 2022, the Company’s sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. In addition, while any senior securities remain outstanding, the Company will be required to make provisions to prohibit any dividend distribution to shareholders or the repurchase of such securities or shares unless the Company meets the applicable asset coverage ratios at the time of the dividend distribution or repurchase. The Company also may be permitted to borrow amounts up to 5% of the value of the total assets for temporary or emergency purposes, which borrowings would not be considered senior securities. As of March 31, 2026 and December 31, 2025, the Company had an aggregate amount of $144.6 million and $173.6 million of debt outstanding and the asset coverage ratio was 284.5% and 217.9%, respectively.

Pursuant to the Expense Limitation and Reimbursement Agreement, for the ELRA Period, the Manager has contractually agreed to waive its fees and/or reimburse expenses of the Company so that the Company’s Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). The Company has agreed to repay these amounts, when and if requested by the Manager, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Manager waived or reimbursed such fees or expenses. This arrangement cannot be terminated without the consent of the Board prior to the end of the ELRA Period. “Specified Expenses” includes all expenses incurred in the business of the Company, including organizational and offering costs (excluding the organizational and offering expenses relating to the initial sale of Class I, Class S and Class D Common Shares), with the following exceptions: (i) the management fee, (ii) the incentive fee, (iii) the shareholder servicing and/or distribution fee, (iv) brokerage costs or other investment-related out-of-pocket expenses, (v) dividend/ interest payments (including any dividend payments, interest expenses (excluding promissory note interest expenses), commitment fees, or other expenses related to any leverage incurred by the Company), (vi) taxes, and (vii) extraordinary expenses (as determined in the sole discretion of the Manager). Prior to the Company’s election of BDC status, the Manager agreed to voluntarily enact the above-described expense limitation.

As of March 31, 2026, the Company had $13.0 million in cash and cash equivalents, including foreign currency. During the three months ended March 31, 2026, cash used in operating activities was $ 32.6 million, primarily as a result of purchasing portfolio investments of $69.7 million, partially offset by proceeds from repayment of investments of $33.5 million. Cash provided by financing activities was $26.9 million, primarily as a result of proceeds from issuance of common shares and borrowings under the Revolving Credit Facility, offset by dividends paid in cash and other short-term borrowings activity.

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

Equity

The following table summarizes transactions with respect to the Common Shares for the three months ended March 31, 2026 (dollars in thousands except share amounts):

	For the three months ended March 31, 2026
	Class I		Class S		Class D
	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	2,249,145	$55,950	47,068	$1,193	—	$—
Shares/gross proceeds from the private placements	—	—	—	—	—	—
Share transfers between classes	2,134	54	(2,134)	(54)	—	—
Reinvestment of distribution	218,835	5,434	90	2	15	— (*)
Repurchased shares	—	—	—	—	—	—
Net Increase (decrease)	2,470,114	$61,438	45,024	$1,141	15	$—

Distributions

The following tables summarize the Company’s distributions declared and payable for the three months ended March 31, 2026 (dollars in thousands except per share amounts) by share class:

			Class I
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 23, 2026	January 30, 2026	February 23, 2026	$0.21243	$—	$0.21243	$2,087
February 20, 2026	February 27, 2026	March 24, 2026	0.21243	—	0.21243	2,190
March 23, 2026	March 31, 2026	April 24, 2026	0.21243	—	0.21243	2,272

			Class S
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 23, 2026	January 30, 2026	February 23, 2026	$0.19506	$—	$0.19506	$1
February 20, 2026	February 27, 2026	March 24, 2026	0.19506	—	0.19506	1
March 23, 2026	March 31, 2026	April 24, 2026	0.19506	—	0.19506	10

			Class D
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 23, 2026	January 30, 2026	February 23, 2026	$0.20732	$—	$0.20732	$—	*
February 20, 2026	February 27, 2026	March 24, 2026	0.20732	—	0.20732	—	*
March 23, 2026	March 31, 2026	April 24, 2026	0.20732	—	0.20732	—	*

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

During the three months ended March 31, 2026 and 2025, no Common Share repurchases were completed by the Company.

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

The following table presents outstanding borrowings as of March 31, 2026 (dollar amounts in thousands):

	March 31, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
Revolving Credit Facility	$175,000	$144,350	$144,350	$30,650	$129,963
Promissory Notes Payable	220	214	214	—	—
Total	$175,220	$144,564	$144,564	$30,650	$129,963

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

Critical Accounting Estimates

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. The Company considers the most significant accounting policies to be those related to Valuation of Portfolio Investments, are described below. The critical accounting policies and estimates should be read in conjunction with the consolidated financial statements and related notes in, Item 1, as well as with “Risk Factors” in Part I, Item 1A of the Annual Report Form 10-K for the year ended December 31, 2025.

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

On April 27, 2026 the Company declared a distribution of $0.21243 per Class I Share, $0.19506 per Class S Share, and $0.20732 per Class D Share, which is payable on May 27, 2026 to shareholders of record as of April 30, 2026.

On May 5, 2026 (the "Closing Date"), a wholly owned subsidiary of the Company, entered into a loan financing and servicing agreement (the " SPV Credit Facility") with Deutsche Bank AG, New York Branch, as facility agent, and State Street Bank and Trust Company, as collateral agent and collateral custodian, the Company, as equityholder and servicer, the SPV, as borrower, and the lenders from time to time party thereto.

The SPV Credit Facility is secured by substantially all assets in the SPV’s portfolio, including a first‑priority security interest (subject to permitted liens) in loan assets and related accounts and cash and cash equivalents, in each case as described in the SPV Credit Facility. Borrowings under the Credit Facility bear interest at a per annum rate equal to an applicable margin plus a benchmark rate for the applicable currency (for Dollar advances, three‑month Term Secured Overnight Financing Rate; for Euro advances, Euro Interbank Offered Rate; for Sterling advances, Daily Simple Sterling Overnight Index Average; for Canadian‑dollar advances, Term Canadian Overnight Repo Rate Average; and for Australian‑dollar advances, Bank Bill Swap Rate), in each case subject to a 0.25% floor.

The initial facility amount of the SPV Credit Facility is $100 million, with an accordion feature that permits increases, with the consent of the facility agent and the lenders, up to an aggregate commitment of $500 million. The SPV Credit Facility has a revolving period that ends on the date that is three years after the Closing Date (which may be extended with lender consent), and a final maturity on the earliest of (i) the date that is two years after the end of the revolving period and (ii) certain earlier termination events provided in the SPV Credit Facility.

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

Based on the Consolidated Statement of Assets and Liabilities as of March 31, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in investment (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$12,022	$(4,331)	$7,691
Up 200 basis points	8,015	(2,887)	5,128
Up 100 basis points	4,007	(1,444)	2,563
Down 100 basis points	(4,007)	1,444	(2,563)
Down 200 basis points	(7,898)	2,887	(5,011)

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

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A. "Risk Factors" in the Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026 none of our trustees or officers (as defined in Rule 16a-1-(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Fifth Amended and Restated Agreement and Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 7, 2026)
3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 30, 2025)
10.1

Expense Limitation and Reimbursement Agreement between PGIM Private Credit Fund and PGIM Investments LLC (incorporated by reference to Exhibit (k)(4) of the Company’s Registration Statement on Form N-2, filed April 29, 2026)

10.2

Loan Financing and Servicing Agreement, dated as of May 5, 2026, by and among PGIM Private Credit Fund ABL LLC, as borrower, PGIM Private Credit Fund, as equityholder and servicer, Deutsche Bank AG, New York Branch, as facility agent, and State Street Bank and Trust Company, as collateral agent and collateral custodian, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on May 8, 2026)

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

PGIM PRIVATE CREDIT FUND

Date: May 14, 2026	By:	/s/ Stuart S. Parker
	Name:	Stuart S. Parker
	Title:	President and Principal Executive Officer (Authorized Signatory)

Date: May 14, 2026	By:	/s/ Christian J. Kelly
	Name:	Christian J. Kelly
	Title:	Chief Financial Officer (Principal Financial Officer)