Form 10-Q
period 2026-06-30
PGIM Private Credit Fund
filed 2026-08-13
CIK 1923622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

The number of shares of Registrant’s common shares of beneficial interest, $0.001 par value per share, outstanding as of August 13, 2026 was 12,155,474, 100,869 and 674 of Class I, Class S and Class D, respectively.

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

Item 1.Consolidated Financial Statements

PGIM Private Credit Fund

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $424,964 and $355,367, respectively)(1)	$425,609	$359,364
Controlled/affiliated investments (cost of $1,397 and $1,730, respectively)	4,306	2,190
Cash	8,718	16,626
Cash equivalents (cost of $4,157)	4,157	—
Foreign currency, at value (cost of $275 and $2,132, respectively)	275	2,135
Interest receivable from non-controlled/non-affiliated investments	2,862	1,720
Dividends receivable from non-controlled/non-affiliated investments	36	16
Deferred financing costs	2,028	757
Receivable for investments sold	202	334
Unrealized appreciation on OTC forward foreign currency exchange contracts	817	13
Due from Manager	—	759
Prepaid expenses	1	10
Total assets	$449,011	$383,924

LIABILITIES
Credit facility (Note 6)	147,850	165,750
Incentive fees payable	766	—
Capital gains incentive fees payable	95	—
Management fees payable	84	—
Distribution payable (Note 8)	2,525	2,275
Payable for reverse repurchase agreements (cost of $0 and $7,670, respectively)	—	7,670
Unrealized depreciation on OTC forward foreign currency exchange contracts	350	1,676
Professional fees payable	668	514
Accrued financing cost payable	425	—
Pricing fees payable	—	18
Interest payable	1,292	710
Custodian and accounting fees payable	166	252
Promissory notes payable	215	214
Transfer agent’s fees payable	54	44
Affiliated transfer agent’s fees payable	13	9
Service and distribution fees payable	2	—	(*)
Accrued expense and other liabilities	93	123
Total liabilities	$154,598	$179,255

Commitments and contingencies (Note 7)

NET ASSETS
Common Shares, $0.001 par value (unlimited shares authorized; 11,893,415 and 8,230,021 shares issued and outstanding, respectively)	12	8
Paid in capital in excess of par	294,412	203,425
Total distributable earnings/(accumulated losses)	(11)	1,236
Total net assets	$294,413	$204,669
Total liabilities and net assets	$449,011	$383,924
NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$291,845	$204,548
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	11,792,006	8,225,237
Net asset value per share	$24.75	$24.87

Class S Shares:
Net assets	$2,551	$105
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	100,740	4,143
Net asset value per share	$25.33	$25.42

Class D Shares:
Net assets	$17	$16
Common Shares outstanding ($0.001 par value, unlimited shares authorized)	669	641
Net asset value per share	$25.24	$25.36

(1) Includes fair value of unfunded loan commitments which are disclosed in footnote seven within the Consolidated Schedule of Investments and Note 7. Commitments and Contingencies.

* Less than $500

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Statements of Operations

(in thousands)

(Unaudited)

	For the Three Months Ended			For the Six Months Ended
	June 30, 2026	June 30, 2025		June 30, 2026	June 30, 2025
Investment income
From non-controlled/non-affiliated investments:
Interest income	$10,051	$6,619		$19,565	$12,753
Dividend income	97	47		188	47
Fee income	255	159		641	265
Payment-in-kind	39	112		163	120
From controlled/affiliated investments:
Interest income	30	—	(*)	60	—	(*)
Dividend income	—	—		—	30
Payment-in-kind	—	28		—	28
Total investment income	10,472	6,965		20,617	13,243

Expenses
Interest expense	2,482	1,751		4,918	3,468
Professional fees	606	358		1,210	673
Management fees (Note 3)	876	491		1,664	897
Income based incentive fees (Note 3)	763	507		1,506	955
Capital gains incentive fees (Note 3)	60	(90)		95	(95)
Transfer agent’s fees and expenses (Note 3)(**)	148	54		235	106
Custodian and accounting fees	80	66		159	131
Shareholders’ reports	51	78		103	113
Trustees’ fees	51	51		102	102
Pricing fees	30	13		59	25
Servicing and distribution fees	6	—	(*)	7	—	(*)
Other general & administrative	46	43		120	89
Total expenses	5,199	3,322		10,178	6,464
Expense reimbursement (Note 3)	(670)	(474)		(1,337)	(887)
Incentive fees waived (Note 3)	—	(417)		—	(860)
Management fees waived (Note 3)	—	(491)		—	(897)
Net expenses	4,529	1,940		8,841	3,820
Net investment income (loss)	5,943	5,025		11,776	9,423

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled/non-affiliated transactions	26	(1,012)		383	(1,008)
Forward foreign currency contracts transactions	34	(47)		(716)	453
Foreign currency transactions	121	106		(129)	2
Net realized gain (loss)	181	(953)		(462)	(553)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(1,771)	2,025		(3,352)	2,735
Controlled/affiliated investments	2,234	(26)		2,449	(26)
Forward foreign currency contracts	(124)	(1,775)		2,130	(2,985)
Foreign currency	(35)	3		(3)	68
Net change in unrealized appreciation (depreciation)	304	227		1,224	(208)
Net realized and change in unrealized gain (loss)	485	(726)		762	(761)
Net increase (decrease) in net assets resulting from operations	$6,428	$4,299		$12,538	$8,662

(*) Less than $500

(**) For the three and six months ended June 30, 2026, $19 and $38, respectively, of affiliated expenses were included. For the three and six months ended June 30, 2025, $13 and $23, respectively, of affiliated expenses were included.

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Statements of Changes in Net Assets

(in thousands)

(Unaudited)

	For the Three Months Ended			For the Six Months Ended
	June 30, 2026	June 30, 2025		June 30, 2026	June 30, 2025
Increase (decrease) in net assets resulting from operations
Net investment income (loss)	$5,943	$5,025		$11,776	$9,423
Net realized gain (loss)	181	(953)		(462)	(553)
Net change in unrealized appreciation (depreciation)	304	227		1,224	(208)
Net increase (decrease) in net assets resulting from operations	6,428	4,299		12,538	8,662

Distributions to common shareholders
Distributions from net investment income
Class I	(7,164)	(5,277)		(13,713)	(9,519)
Class S	(59)	(1)		(71)	(1)
Class D	(1)	(1)		(1)	(1)
Total distributions to common shareholders	(7,224)	(5,279)		(13,785)	(9,521)
Net decrease in net assets resulting from distributions	(7,224)	(5,279)		(13,785)	(9,521)

Share transactions
Class I:
Proceeds from shares sold	22,174	13,633		78,070	33,913
Shares transfers between classes	—	—		54	—
Repurchased shares	(580)	—	(*)	(580)	—	(*)
Distributions reinvested	5,561	4,652		10,995	8,770
Class S:
Proceeds from shares sold	1,300	—		2,493	—
Shares transfers between classes	—	—		(54)	—
Distributions reinvested	10	1		12	1
Class D:
Distributions reinvested	1	1		1	1
Net increase (decrease) from share transactions	28,466	18,287		90,991	42,685
Total increase (decrease) in net assets	27,670	17,307		89,744	41,826
Net Assets, beginning of period	266,743	146,107		204,669	121,588
Net Assets, end of period	294,413	163,414		294,413	163,414

(*) Less than $500

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended
	June 30, 2026		June 30, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$12,538		$8,662
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	903		(2,709)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(2,130)		2,985
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	3		(68)
Net realized (gain) loss on investments	(383)		1,008
Payment-in-kind interest capitalized	(202)		(170)
Net accretion of discount and amortization of premium	(1,410)		(911)
Amortization of deferred financing costs	178		131
Purchases of investments	(129,117)		(69,734)
Proceeds from principal repayments	61,848		27,373
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(1,142)		(473)
Dividends receivable from non-controlled/non-affiliated investments	(20)		—
Receivable for investments sold	132		(122)
Due from Manager	759		241
Prepaid expenses	9		19
Other assets	—		(543)
Management fee payable	84		—
Incentive fees payable	766		—
Capital gains incentive fees payable	95		—
Professional fees payable	154		(137)
Accrued financing cost payable	425		—
Pricing fees payable	(18)		(5)
Interest payable	582		(97)
Custodian and accounting fees payable	(86)		(29)
Transfer agent’s fees payable	10		(16)
Affiliated transfer agent’s fees payable	4		4
Service and distribution fees payable	2		—
Accrued expenses and other liabilities	(30)		(30)
Net cash provided by (used in) operating activities	(56,046)		(34,621)
Cash flows from financing activities:
Borrowings of credit facility	151,700		32,100
Repayments of credit facility	(169,600)		(30,500)
Deferred financing costs paid	(1,449)		(105)
Reverse repurchase agreements	(7,670)		—
Promissory notes payable	1		—
Proceeds from issuance of Common Shares	80,617		33,913
Repurchased shares	(634)		—
Distributions paid in cash	(2,527)		(198)
Net cash provided by (used in) financing activities	50,438		35,210
Net increase (decrease) in cash and cash equivalents, including foreign currency	(5,608)		589
Effect of foreign exchange rate changes on cash and cash equivalents	(3)		68
Cash and cash equivalents, beginning of period	18,761		5,125
Cash and cash equivalents, end of period, including foreign currency	$13,150	*	$5,782	*
Supplemental information and non-cash activities:
Interest paid during the period	$4,158		$3,434
Distribution payable	$2,525		$1,862
Issuance of Common Shares in connection with distribution reinvestment plan	$11,008		$8,772
Non-cash purchases of investments	$—		$1,703
Non-cash sales of investments	$—		$(1,703)

(*) As of June 30, 2026 cash and cash equivalents includes cash of $8,718, cash equivalents of $4,157 and foreign currency of $275. As of June 30, 2025 cash and cash equivalents includes cash of $3,638, cash equivalents of $118 and foreign currency of $2,026.

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Schedule of Investments

June 30, 2026

(in thousands)

(Unaudited)

Investments(1)	Reference Rate and Spread (2)			Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt(4) (5)
Aerospace & Defense
Aerospace Components Buyer, LLC (14)	3M	S +	5.25%	8.98%	1/6/2031		4,833	$4,777	$4,845	1.65%
Aerospace Components Buyer, LLC (Delayed Draw) (6)	3M	S +	5.25%	8.98%	1/6/2031		6,071	(35)	15	0.01
Aerospace Components Buyer, LLC (Revolver) (6)	3M	S +	5.25%	8.98%	1/6/2031		1,071	(12)	3	—
Nayak Aircraft Services Holdings GmbH (Germany) (7)	3M	E +	4.75%	7.04%	1/16/2030	EUR	3,246	3,483	3,675	1.25
Nayak Aircraft Services Holdings GmbH (Delayed Draw) (Germany) (6)(7)	3M	E +	4.75%	7.04%	1/16/2030	EUR	877	(11)	(9)	—
								8,202	8,529	2.91
Auto Components
ACS Industries, Inc. (14)	1M	S +	5.35%	8.99%	11/26/2030		5,560	5,483	5,607	1.90
								5,483	5,607	1.90
Beverages
Cold Spring Brewing Company (14)	1M	S +	4.75%	8.39%	12/10/2030		5,013	4,973	5,013	1.70
Suja Merger Sub, LLC (8)(14)	1M	S +	5.35%	8.99%	8/23/2029		1,798	1,787	1,797	0.61
Suja Merger Sub, LLC (Delayed Draw) (6)(12)	1M	S +	5.35%	8.99%	8/23/2029		7,500	(50)	(3)	—
								6,710	6,807	2.31

Building Products
Digital Air Control, LLC	3M	S +	5.00%	8.68%	6/22/2032		2,800	2,765	2,778	0.94
Digital Air Control, LLC (Revolver) (6)	3M	S +	5.00%	8.68%	6/22/2032		700	(9)	(6)	—
Digital Air Control, LLC (Delayed Draw) (6)	3M	S +	5.00%	8.68%	6/22/2032		2,800	(17)	(23)	(0.01)
Titan Home Improvement, LLC (14)	3M	S +	4.75%	8.42%	5/31/2030		3,109	3,063	3,086	1.05
Titan Home Improvement, LLC (Revolver) (6)	3M	S +	4.75%	8.42%	5/31/2030		520	(7)	(4)	—
Skyrodema Bidco, LLC (14)	3M	S +	4.75%	8.48%	3/9/2033		5,344	5,280	5,301	1.80
Skyrodema Bidco, LLC (Delayed Draw) (6)	3M	S +	4.75%	8.48%	3/9/2033		889	(5)	(7)	—
Skyrodema Bidco, LLC (Revolver) (6)	3M	S +	4.75%	8.48%	3/9/2033		1,333	(16)	(11)	—
								11,054	11,114	3.78
Chemicals
AgroFresh, Inc.	1M	S +	5.60%	9.24%	3/31/2029		5,640	5,542	5,506	1.87
AgroFresh, Inc.	1M	E +	6.25%	8.43%	3/31/2029	EUR	789	840	879	0.30
AgroFresh, Inc.	1M	S +	5.60%	9.24%	3/31/2029		4,234	4,188	4,134	1.40
AgroFresh, Inc. (Revolver) (6)(9)	1M	S +	5.60%	9.25%	3/31/2029		1,172	514	502	0.17
	1M	S +	5.60%	9.24%
Kandelium Group GmbH (France) (7)	6M	S +	6.50%	10.24%	11/22/2030		1,926	1,884	1,901	0.65
Kandelium Group GmbH (France) (7)	6M	E +	5.75%	8.25%	11/22/2030	EUR	3,024	3,223	3,393	1.15
Kandelium Group GmbH (Delayed Draw) (France) (7)	6M	S +	6.50%	10.24%	11/22/2030		1,284	1,259	1,267	0.43
								17,450	17,582	5.97
Commercial Services & Supplies
CI (MG) Group, LLC (14)	3M	S +	5.50%	9.23%	3/27/2030		5,615	5,548	5,609	1.91
CI (MG) Group, LLC (Delayed Draw) (6)(14)	3M	S +	5.50%	9.23%	3/27/2030		2,412	1,677	1,697	0.58
CI (MG) Group, LLC (Revolver) (6)(9)	3M	S +	5.50%	9.36%	3/27/2030		638	359	366	0.12
	3M	S +	5.50%	9.23%
Greenfast & Furious Limited (United Kingdom) (7)	3M	SN +	5.75%	9.48%	7/31/2029	GBP	6,271	8,062	8,223	2.79
HEF Safety Ultimate Holdings, LLC (14)	6M	S +	5.25%	9.10%	11/19/2029		2,014	1,981	2,009	0.68
HEF Safety Ultimate Holdings, LLC (Delayed Draw) (14)	6M	S +	5.25%	9.10%	11/19/2029		492	488	491	0.17
HEF Safety Ultimate Holdings, LLC (Revolver) (6)	6M	S +	5.25%	9.10%	11/19/2029		297	(4)	(1)	—
HH Global Finance LTD (United Kingdom) (7)(8)	3M	S +	6.03%	9.69%	2/25/2027		3,000	2,989	2,996	1.02
HH Global Finance LTD (United Kingdom) (7)	3M	S +	6.03%	9.69%	2/25/2027		9,000	8,926	8,989	3.05
Legend Buyer, Inc.	3M	S +	5.60%	9.33%	1/19/2029		1,031	1,019	1,012	0.34
Legend Buyer, Inc. (Revolver) (6)	3M	S +	5.60%	9.33%	1/19/2029		214	(2)	(4)	—
Nationwide Acquisition, LLC (14)	3M	S +	5.25%	8.98%	10/1/2029		8,047	7,942	8,040	2.73
Nationwide Acquisition, LLC (14)	3M	S +	5.25%	8.98%	10/1/2029		99	97	99	0.03
Nationwide Acquisition, LLC (14)	3M	S +	5.25%	8.98%	10/1/2029		254	249	254	0.09
Nationwide Acquisition, LLC (Delayed Draw) (14)	3M	S +	5.25%	8.98%	10/1/2029		2,206	2,187	2,204	0.75
Nationwide Acquisition, LLC (Revolver) (6)	3M	S +	5.25%	8.98%	10/1/2029		1,576	(21)	(1)	—
Prestonwood Landscape Services, LLC	3M	S +	4.75%	8.48%	6/30/2032		6,947	6,879	6,902	2.34
Prestonwood Landscape Services, LLC (Revolver) (6)	3M	S +	4.75%	8.48%	6/30/2032		1,263	(13)	(8)	—
Prestonwood Landscape Services, LLC (Delayed Draw) (6)	3M	S +	4.75%	8.48%	6/30/2032		3,789	(19)	(25)	(0.01)
ZircoData Holdings Pty Ltd (Australia) (7)(8)	3M	B +	9.00%	13.39% PIK	8/14/2026	AUD	1,575	1,051	947	0.32
								49,395	49,799	16.91

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Schedule of Investments (continued)

June 30, 2026

(in thousands)

(Unaudited)

Investments(1)	Reference Rate and Spread (2)			Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated (continued)
Construction & Engineering
APS Acquisition Holdings, LLC (14)	3M	S +	5.50%	9.23%	7/11/2029		2,621	$2,588	$2,595	0.88%
APS Acquisition Holdings, LLC (Delayed Draw) (6)(14)	3M	S +	5.50%	9.23%	7/11/2029		939	768	769	0.26
APS Acquisition Holdings, LLC (Revolver) (6)	3M	S +	5.50%	9.23%	7/11/2029		472	(6)	(5)	—
Capital Construction, LLC	1M	S +	5.85%	9.47%	10/22/2026		901	899	839	0.28
Capital Construction, LLC (Delayed Draw)	1M	S +	5.85%	9.47%	10/22/2026		1,222	1,218	1,138	0.39
Capital Construction, LLC (Revolver) (6)	3M	S +	5.75%	9.59%	10/22/2026		222	63	48	0.02
Kimbel Mechanical Systems, LLC (14)	3M	S +	4.75%	8.48%	6/28/2029		8,883	8,777	8,807	2.99
Kustom US, Inc	3M	S +	5.00%	8.73%	6/30/2032		7,596	7,501	7,502	2.55
Kustom US, Inc (Revolver) (6)	3M	S +	5.00%	8.73%	6/30/2032		1,927	196	196	0.07
Kustom US, Inc (Delayed Draw) (6)	3M	S +	5.00%	8.73%	6/30/2032		2,477	(15)	(31)	(0.01)
Palmetto Air Group, Inc (14)	3M	S +	5.00%	8.67%	12/21/2028		952	939	957	0.33
Palmetto Air Group, Inc (Delayed Draw) (6)	3M	S +	5.00%	8.67%	12/21/2028		2,800	(20)	14	—
Palmetto Air Group, Inc (Revolver) (6)	3M	S +	5.00%	8.67%	12/21/2028		560	(8)	3	0.00
Punctual Pros Midco, LLC (14)	3M	S +	5.00%	8.73%	3/26/2029		4,830	4,761	4,762	1.62
Punctual Pros Midco, LLC (Delayed Draw) (6)	3M	S +	5.00%	8.73%	3/26/2029		1,400	(10)	(20)	(0.01)
Thermal Concepts Services, LLC (14)	1M	S +	4.25%	7.87%	6/27/2030		1,610	1,587	1,590	0.54
TriplePoint Acquisition Holdings LLC (14)	3M	S +	5.25%	8.98%	5/31/2029		4,388	4,336	4,388	1.49
TriplePoint Acquisition Holdings LLC (14)	3M	S +	5.25%	8.98%	5/31/2029		2,329	2,294	2,353	0.80
TriplePoint Acquisition Holdings LLC (Revolver) (6)	3M	S +	5.25%	8.98%	5/31/2029		1,066	(14)	—	—
Wold Architects Incorporated (Delayed Draw) (6)	3M	S +	5.00%	8.65%	6/26/2030		840	(9)	(19)	(0.01)
Wold Architects Incorporated (14)	3M	S +	5.00%	8.65%	6/26/2030		1,302	1,274	1,273	0.43
								37,119	37,159	12.62

Containers & Packaging
Close The Loop Group USA, Inc.	3M	S +	8.15%	11.88%	10/26/2029		1,366	1,348	1,361	0.46
Johns-Byrne LLC (14)	3M	S +	6.25%	9.98%	8/31/2029		958	943	953	0.32
Johns-Byrne LLC (Delayed Draw) (14)	3M	S +	6.25%	9.98%	8/31/2029		265	262	264	0.09
Johns-Byrne LLC (Revolver) (6)	3M	S +	6.25%	9.98%	8/31/2029		134	(2)	(1)	—
NPPI Buyer, LLC (14)	3M	S +	5.00%	8.73%	8/20/2029		8,687	8,597	8,628	2.93
NPPI Buyer, LLC (Delayed Draw) (6)	3M	S +	5.00%	8.73%	8/20/2029		1,895	(9)	(13)	—
NPPI Buyer, LLC (Revolver) (6)	3M	S +	5.00%	8.73%	8/20/2029		1,263	(12)	(9)	—
Toledo AcquisitionCo Inc. (8)	3M	S +	6.50%	10.33%	8/21/2029		2,902	2,875	2,835	0.96
								14,002	14,018	4.76
Diversified Consumer Services
Aptive Environmental, LLC (14)	1M	S +	4.75%	8.39%	10/15/2032		10,541	10,445	10,456	3.55
Aptive Environmental, LLC (Delayed Draw) (6)	1M	S +	4.75%	8.39%	10/15/2032		464	(2)	(4)	—
Aptive Environmental, LLC (Revolver) (6)	1M	S +	4.75%	8.39%	10/15/2032		969	146	147	0.05
HDS Intermediate, LLC (14)	3M	S +	4.75%	8.60%	11/14/2030		11,043	10,920	11,146	3.79
HDS Intermediate, LLC (Revolver) (6)	3M	S +	4.75%	8.60%	11/14/2030		901	(10)	8	—
We Work for Kids, LLC (14)	3M	S +	5.50%	9.23%	9/26/2029		10,676	10,537	10,564	3.59
We Work for Kids, LLC (Revolver) (6)	3M	S +	5.50%	9.23%	9/26/2029		905	(12)	(10)	—
								32,024	32,307	10.98

Diversified Financial Services
Winn Holding Limited (United Kingdom) (7)	3M	SN +	6.00%	9.73%	11/24/2030	GBP	6,568	8,376	8,454	2.87
								8,376	8,454	2.87
Diversified Telecommunication Services
Full Circle Fiber Operating LLC (15)	3M	S +	7.65%	11.35%	12/16/2027		5,602	5,555	4,172	1.42
								5,555	4,172	1.42

Electric Utilities
MKD Electric, LLC (14)	3M	S +	6.50%	10.20%	5/31/2029		3,749	3,687	3,754	1.28
								3,687	3,754	1.28

Electronic Equipment, Instruments & Components
Mission Critical Group, LLC	1M	S +	5.25%	8.93%	10/1/2030		5,045	4,986	5,003	1.70
Mission Critical Group, LLC (Delayed Draw) (6)	1M	S +	5.25%	8.93%	10/1/2030		811	(5)	(7)	—
Mission Critical Group, LLC (Revolver) (6)	1M	S +	5.25%	8.93%	10/1/2030		282	(3)	(2)	—
								4,978	4,994	1.70
Energy Equipment & Services
TSS Investment Holdings, LLC (14)	3M	S +	6.90%	10.55%	5/11/2031		2,800	2,746	2,800	0.95
								2,746	2,800	0.95

Food Products
Barchemy BidCo, LLC (14)	3M	S +	4.75%	8.48%	10/6/2031		9,611	9,504	9,707	3.30
Barchemy BidCo, LLC (Revolver) (6)	3M	S +	4.75%	8.49%	10/6/2031		2,340	559	609	0.21
Frozen Bakery Acquisition, LLC (14)	3M	S +	4.75%	8.43%	7/7/2029		5,910	5,867	5,910	2.01
Frozen Bakery Acquisition, LLC (14)	3M	S +	4.75%	8.41%	3/10/2031		5,985	5,932	5,955	2.02
Hometown Food Company (14)	1M	S +	4.50%	8.12%	12/3/2030		11,249	11,176	11,186	3.80
Solanum BidCo Limited (United Kingdom) (7)	3M	SN +	5.00%	8.73%	12/17/2030	GBP	1,268	1,677	1,660	0.56
Sun Orchard, LLC (14)	3M	S +	5.50%	9.16%	1/8/2029		8,489	8,413	8,441	2.87
Sun Orchard, LLC (Delayed Draw) (14)	3M	S +	5.50%	9.16%	1/8/2029		3,427	3,396	3,408	1.16
								46,524	46,876	15.93
Food & Staples Retailing
Kite UK BidCo Limited (United Kingdom) (7)	3M	SN +	5.75%	9.48%	10/30/2031	GBP	2,378	3,185	3,123	1.06
Kite UK BidCo Limited (United Kingdom) (6)(7)	3M	SN +	5.75%	9.48%	10/30/2031	GBP	1,164	367	355	0.12
								3,552	3,478	1.18

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Schedule of Investments (continued)

June 30, 2026

(in thousands)

(Unaudited)

Investments(1)	Reference Rate and Spread(2)			Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated (continued)
Health Care Equipment & Supplies
Golden State Buyer, Inc. (14)	1M	S +	5.25%	8.87%	4/2/2031		11,125	$11,020	$11,013	3.74%
Golden State Buyer, Inc. (Revolver) (6)(12)	1M	S +	5.25%	8.87%	4/2/2031		875	65	64	0.02
Medical Device Inc. (14)	3M	S +	5.10%	8.83%	7/11/2029		2,906	2,867	2,884	0.98
Medical Device Inc. (14)	3M	S +	5.10%	8.83%	7/11/2029		2,048	2,025	2,033	0.69
Medical Device Inc. (14)	3M	S +	5.00%	8.67%	7/11/2029		4,484	4,434	4,451	1.51
Medical Device Inc. (Revolver) (6)	3M	P +	4.00%	10.75%	7/11/2029		382	225	226	0.08
Medical Device Inc. (Revolver) (6)	3M	P +	4.00%	10.75%	7/11/2029		600	354	356	0.12
Medical Device Inc. (Revolver) (6)	3M	S +	5.00%	8.67%	7/11/2029		1,532	(17)	(11)	—
								20,973	21,016	7.14
Health Care Providers & Services
ADB Acquiror, Inc	3M	S +	5.40%	9.13% PIK	5/12/2028		4,607	4,552	4,542	1.54
ADB Acquiror, Inc (Delayed Draw) (9)	3M	S +	5.40%	9.13% PIK	5/12/2028		81	80	79	0.03
	3M	S +	5.25%	8.98%
ADB Acquiror, Inc (Revolver) (6)(9)	3M	P +	6.00%	12.75%	5/12/2028		468	335	334	0.11
	3M	S +	7.15%	10.88%
Pharmacy Partners Acquisition, LLC (14)	3M	S +	6.50%	10.17%	2/28/2029		991	982	982	0.33
Pharmacy Partners Acquisition, LLC (Revolver) (6)	3M	S +	6.50%	10.17%	2/28/2029		202	(2)	(2)	—
								5,947	5,935	2.01
Hotels, Restaurants & Leisure
Universal GEM Gaming, LLC (14)	3M	S +	5.50%	9.23%	3/13/2031		5,925	5,826	5,904	2.01
Regisa DC, S.A. (Spain) (7)	3M	E +	5.75%	8.04%	12/3/2030	EUR	7,435	8,508	8,406	2.86
Stakeholders Buyer, LLC	3M	S +	5.00%	8.73%	5/8/2031		4,291	4,229	4,249	1.43
Stakeholders Buyer, LLC (Delayed Draw) (6)	3M	S +	5.00%	8.73%	5/8/2031		2,133	(31)	(21)	(0.01)
Stakeholders Buyer, LLC (Revolver) (6)	3M	S +	5.00%	8.73%	5/8/2031		533	(8)	(5)	—
								18,524	18,533	6.29
Household Products
BlueSun Holdco, S.L (Spain) (7)	3M	E +	4.98%	7.20%	5/30/2032	EUR	4,064	4,570	4,563	1.55
Iberfrasa (Spain) (7)	3M	E +	5.25%	7.54%	12/29/2031	EUR	7,294	8,385	8,023	2.73
								12,955	12,586	4.28
IT Services
Alchemy Technology Group, LLC (14)	3M	S +	4.75%	8.48%	4/30/2030		2,095	2,065	2,069	0.70
Alchemy Technology Group, LLC (Delayed Draw) (6)	3M	S +	4.75%	8.48%	4/30/2030		2,800	(20)	(35)	(0.01)
Association Resource Group, LLC (Delayed Draw) (6)	3M	S +	4.75%	8.40%	2/2/2033		2,377	(11)	(26)	(0.01)
Association Resource Group, LLC (14)	3M	S +	4.75%	8.40%	2/2/2033		2,943	2,915	2,911	0.99
Association Resource Group, LLC (Revolver) (6)	3M	S +	4.75%	8.40%	2/2/2033		679	(6)	(7)	—
MajorKey Technologies Holdings LLC (8)	6M	S +	6.43%	10.03%	12/3/2026		2,172	2,168	2,166	0.74
Oxya Group (France) (6)(7)	6M	E +	5.25%	7.39%	8/30/2030	EUR	4,900	3,528	3,505	1.19
Penncomp, LLC (14)	1M	S +	5.25%	8.89%	4/17/2030		3,625	3,567	3,565	1.21
Penncomp, LLC (14)	1M	S +	5.25%	8.89%	4/17/2030		6,007	5,926	5,907	2.00
Penncomp, LLC (Delayed Draw) (14)	1M	S +	5.25%	8.89%	4/17/2030		1,162	1,149	1,143	0.38
Penncomp, LLC (Delayed Draw) (6)(14)	1M	S +	5.25%	8.89%	4/17/2030		922	464	457	0.15
Penncomp, LLC (Revolver) (6)	1M	S +	5.25%	8.89%	4/17/2030		214	(3)	(4)	—
								21,742	21,651	7.34
Machinery
American Refrigeration Company, LLC (14)	3M	S +	6.40%	10.06%	5/31/2027		1,052	1,030	1,052	0.36
								1,030	1,052	0.36
Media
TG Studios US, LLC	3M	S +	7.90%	11.64%	4/6/2029		4,700	4,622	4,459	1.51
								4,622	4,459	1.51
Paper & Forest Products
Hoffmaster Group, Inc. (14)	1M	S +	5.00%	8.66%	2/24/2028		4,917	4,869	4,876	1.66
								4,869	4,876	1.66
Pharmaceuticals
Axiota Animal Health, Inc. (14)	3M	S +	5.25%	8.98%	2/13/2030		1,336	1,324	1,334	0.45
Axiota Animal Health, Inc. (Delayed Draw) (6)	3M	S +	5.25%	8.98%	2/13/2030		291	(3)	—	—
Axiota Animal Health, Inc. (Revolver) (6)	3M	S +	5.25%	8.98%	2/13/2030		186	(2)	—	—
								1,319	1,334	0.45

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Schedule of Investments (continued)

June 30, 2026

(in thousands)

(Unaudited)

Investments(1)	Reference Rate and Spread(2)			Interest Rate(2)	Maturity Date	Par Amount/ Units		Cost(3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated (continued)
Professional Services
Anne Lewis Strategies LLC (14)	3M	S +	5.00%	8.73%	5/29/2030		11,045	$10,909	$10,902	3.70%
Anne Lewis Strategies LLC (Revolver) (6)	3M	S +	5.00%	8.73%	5/29/2030		843	(10)	(11)	—
Efficio Holdco Limited (United Kingdom) (7)	3M	E +	6.10%	8.39%	7/31/2031	EUR	79	84	88	0.03
Efficio Holdco Limited (United Kingdom) (7)	3M	S +	6.10%	9.72%	7/31/2031		386	378	375	0.13
Integrated Openings Solutions, LLC (14)	3M	S +	5.00%	8.66%	11/20/2029		1,706	1,681	1,695	0.58
Integrated Openings Solutions, LLC (Delayed Draw) (6)	3M	S +	5.00%	8.66%	11/20/2029		4,436	(32)	(29)	(0.01)
Integrated Openings Solutions, LLC (Revolver) (6)	3M	S +	5.00%	8.69%	11/20/2029		887	342	349	0.12
JCF Kestrel UK Bidco LTD (United Kingdom) (7)	3M	E +	5.25%	7.54%	2/27/2032	EUR	331	335	386	0.13
JCF Kestrel UK Bidco LTD (Delayed Draw) (United Kingdom) (7)	3M	E +	5.25%	7.54%	2/27/2032	EUR	30	30	35	0.01
Prestige Employee Administrators, LLC (14)	3M	S +	4.50%	8.17%	1/14/2030		5,386	5,335	5,307	1.80
Prestige Employee Administrators, LLC (Delayed Draw) (6)	3M	S +	4.50%	8.17%	1/14/2030		2,953	(14)	(43)	(0.01)
Pryor Learning, LLC	1M	S +	6.35%	9.99%	2/28/2029		1,726	1,708	1,692	0.57
Pryor Learning, LLC (Revolver) (6)	1M	S +	6.35%	9.99%	2/28/2029		203	74	72	0.02
SBI Intermediary, Inc.	3M	S +	5.50%	9.23%	4/16/2031		3,864	3,809	3,825	1.30
SBI Intermediary, Inc. (Delayed Draw) (6)	3M	S +	5.50%	9.23%	4/16/2031		1,581	(11)	(16)	(0.01)
SBI Intermediary, Inc. (Revolver) (6)	3M	S +	5.50%	9.23%	4/16/2031		527	(8)	(5)	—
Springline Advisory Intermediate, LLC (Delayed Draw) (6)(9)(14)	1M	S +	5.25%	8.98%	1/14/2030		1,167	446	451	0.15
	3M	S+	5.25%
Studio Bidco B.V. (Netherlands) (7)	3M	E +	6.25%	8.54%	4/24/2031	EUR	326	342	366	0.12
Studio Bidco B.V. (Delayed Draw) (Netherlands) (6)(7)	3M	E +	6.25%	8.54%	4/24/2031	EUR	122	(1)	(2)	—
Tetris Bidco Limited (United Kingdom) (7)	3M	SN +	6.75%	10.48%	10/24/2029	GBP	1,711	2,045	2,242	0.76
Tetris Bidco Limited (United Kingdom) (7)	3M	SN +	6.75%	10.48%	10/24/2029	GBP	63	79	82	0.03
Tetris Bidco Limited (Revolver) (United Kingdom) (6)(7)	3M	SN +	6.75%	10.48%	10/24/2029	GBP	263	(5)	(4)	—
Verita Global, LLC (14)	3M	S +	5.25%	8.98%	9/25/2030		10,000	9,869	9,804	3.33
Verita Global, LLC (Delayed Draw) (6)(12)	3M	S +	5.25%	8.98%	9/25/2030		746	(5)	(15)	(0.01)
Verita Global, LLC (Revolver) (6)(12)	1M	S +	5.25%	8.89%	9/25/2030		1,178	181	173	0.06
								37,561	37,719	12.80
Real Estate Management and Development
Pioneer HOA Borrower, LLC (Delayed Draw) (6)	3M	S +	4.50%	8.17%	2/25/2033		1,356	(10)	(15)	(0.01)
Pioneer HOA Borrower, LLC (14)	3M	S +	4.50%	8.17%	2/25/2033		1,352	1,333	1,337	0.45
Pioneer HOA Borrower, LLC (Revolver) (6)	3M	S +	4.50%	8.17%	2/26/2032		339	(5)	(4)	—
Pure HomeRiver LLC	3M	S +	5.00%	8.73%	1/16/2031		7,443	7,337	7,361	2.50
Pure HomeRiver LLC (Revolver) (6)(12)	3M	S +	5.00%	8.73%	1/16/2031		780	457	459	0.16
Pure HomeRiver LLC (Delayed Draw) (6)(12)	3M	S +	5.00%	8.64%	1/16/2031		3,740	98	109	0.04
								9,210	9,247	3.14
Software
Avalon Bidco LTD (United Kingdom) (7)	3M	SN +	6.25%	9.98%	4/16/2032	GBP	286	372	372	0.13
Avalon Bidco LTD (Delayed Draw) (United Kingdom) (7)	3M	SN +	6.25%	9.98%	4/16/2032	GBP	92	119	119	0.04
CF Newco, Inc. (14)	3M	S +	6.00%	9.67%	12/10/2029		5,321	5,221	5,343	1.81
CF Newco, Inc. (14)	3M	S +	6.25%	9.92%	12/10/2029		4,773	4,720	4,793	1.63
CF Newco, Inc. (Revolver) (6)	3M	S +	6.00%	9.67%	12/10/2029		1,708	576	605	0.21
Knowledge Support Systems, Inc. (8)	3M	S +	7.00%	12.65% (incl. 2.00% PIK)	11/17/2029		1,612	1,589	1,568	0.53
Renegade Buyer, Inc (14)	3M	S +	4.50%	8.23%	1/21/2033		6,965	6,899	6,951	2.36
Renegade Buyer, Inc (Delayed Draw) (6)	3M	S +	4.50%	8.23%	1/21/2033		2,500	(12)	(5)	—
Renegade Buyer, Inc (Revolver) (6)	3M	S +	4.50%	8.23%	1/21/2033		1,500	(14)	(3)	—
								19,470	19,743	6.71
Technology Hardware, Storage & Peripherals
Ivy Technology Parent Intermediate III Holdings, LLC (14)	1M	S +	5.25%	8.89%	3/28/2031		5,211	5,135	5,211	1.77
Ivy Technology Parent Intermediate III Holdings, LLC (Revolver) (6)	1M	S +	5.25%	8.89%	3/28/2031		723	388	398	0.14
								5,523	5,609	1.91
Trading Companies & Distributors
CPIG Holdco Inc. (14)	3M	S +	6.10%	9.78%	4/28/2028		4,420	4,362	4,399	1.49
								4,362	4,399	1.49
Total First Lien Debt - non-controlled/non-affiliated								424,964	425,609	144.56
First Lien Debt - controlled/affiliated (10)
Trading Companies & Distributors
Entertainment Earth, LLC	3M	S +	5.15%	8.88%	3/31/2028		1,030	1,030	1,030	0.35
Total First Lien Debt - controlled/affiliated								1,030	1,030	0.35
Total First Lien Debt								$425,994	$426,639	144.91%

Equity Investments - controlled/affiliated (10)
Trading Companies & Distributors
Entertainment Earth, LLC (11)(13)							1,586	$367	$3,276	1.11%
Total Equity Investments - controlled/affiliated								$367	$3,276	1.11%
Total Portfolio Investments								$426,361	$429,915	146.02%
Cash Equivalents
State Street Institutional Treasury Plus Money Market Fund (14) (7-day yield of 3.50%)								$4,157	$4,157	1.42%
								$4,157	$4,157	1.42%
Total Portfolio Investments and Cash Equivalents								$430,518	$434,072	147.44%

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Schedule of Investments (continued)

June 30, 2026

(in thousands)

(Unaudited)

(1)
Unless otherwise indicated, issuers of debt investments held by the Company are denominated in USD. All debt investments are income producing unless otherwise indicated.
(2)
Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR” or “S”), EuroInterbank Offered Rate (“EURIBOR” or “E”), Australian Bank Bill Swap Rate (“BBSW” or “B”), Sterling Overnight Index Average (“SONIA or SN”), or an alternate base rate (commonly based on the U.S. Prime Rate (“P”), which generally resets periodically. For each loan, the Company has indicated the reference rate used (including any adjustments per the loan agreements), and provided the spread and interest rate in effect as of June 30, 2026.
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

PGIM Private Credit Fund

Consolidated Schedule of Investments (continued)

June 30, 2026

(in thousands)

(Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded	Unfunded Commitment Fair Value
ADB Acquiror, Inc	Revolver	5/12/2028	$127	$(2)
Aerospace Components Buyer, LLC	Delayed Draw Term Loan	1/6/2031	6,072	15
Aerospace Components Buyer, LLC	Revolver	1/6/2031	1,072	3
AgroFresh, Inc.	Revolver	4/2/2029	642	(15)
Alchemy Technology Group, LLC	Delayed Draw Term Loan	4/30/2030	2,800	(35)
Anne Lewis Strategies LLC	Revolver	5/29/2030	843	(11)
APS Acquisition Holdings, LLC	Delayed Draw Term Loan	7/11/2029	160	(2)
APS Acquisition Holdings, LLC	Revolver	7/11/2029	472	(5)
Aptive Environmental, LLC	Delayed Draw Term Loan	10/15/2032	464	(4)
Aptive Environmental, LLC	Revolver	10/15/2032	814	(7)
Association Resource Group, LLC	Delayed Draw Term Loan	2/2/2033	2,377	(26)
Association Resource Group, LLC	Revolver	2/2/2033	679	(7)
Axiota Animal Health, Inc.	Delayed Draw Term Loan	2/13/2030	291	—
Axiota Animal Health, Inc.	Revolver	2/13/2030	186	—
Barchemy BidCo, LLC	Revolver	10/6/2031	1,755	18
Capital Construction, LLC	Revolver	10/22/2026	158	(11)
CF Newco, Inc.	Revolver	12/10/2029	1,110	5
CI (MG) Group, LLC	Delayed Draw Term Loan	3/27/2030	713	(1)
CI (MG) Group, LLC	Revolver	3/27/2030	272	—
Digital Air Control, LLC	Delayed Draw Term Loan	6/22/2032	2,800	(23)
Digital Air Control, LLC	Revolver	6/22/2032	700	(6)
Golden State Buyer, Inc.	Revolver	4/2/2031	802	(8)
HDS Intermediate, LLC	Revolver	11/14/2030	901	8
HEF Safety Ultimate Holdings, LLC	Revolver	11/19/2029	297	(1)
Integrated Openings Solutions, LLC	Delayed Draw Term Loan	11/20/2029	4,436	(29)
Integrated Openings Solutions, LLC	Revolver	11/20/2029	532	(3)
Ivy Technology Parent Intermediate III Holdings, LLC	Revolver	3/28/2031	325	—
Johns-Byrne LLC	Revolver	8/31/2029	134	(1)
Kite UK BidCo Limited (United Kingdom)	Delayed Draw Term Loan	10/30/2031	1,202	(12)
Kustom US, Inc	Delayed Draw Term Loan	6/30/2032	2,477	(31)
Kustom US, Inc	Revolver	6/30/2032	1,706	(21)
Legend Buyer, Inc.	Revolver	1/19/2029	214	(4)
Medical Device Inc.	Revolver	7/11/2029	153	(1)
Medical Device Inc.	Revolver	7/11/2029	240	(2)
Medical Device Inc.	Revolver	7/11/2029	1,532	(11)
Mission Critical Group, LLC	Delayed Draw Term Loan	10/1/2030	811	(7)
Mission Critical Group, LLC	Revolver	10/1/2030	282	(2)
Nationwide Acquisition, LLC	Revolver	10/1/2029	1,576	(1)
Nayak Aircraft Services Holdings GmbH (Germany)	Delayed Draw Term Loan	1/16/2030	954	(9)
NPPI Buyer, LLC	Delayed Draw Term Loan	8/20/2029	1,895	(13)
NPPI Buyer, LLC	Revolver	8/20/2029	1,263	(9)
Oxya Group (France)	Term Loan	8/30/2030	2,132	(14)
Palmetto Air Group, Inc	Delayed Draw Term Loan	12/21/2028	2,800	14
Palmetto Air Group, Inc	Revolver	12/21/2028	560	3
Penncomp, LLC	Delayed Draw Term Loan	4/17/2030	450	(7)
Penncomp, LLC	Revolver	4/17/2030	214	(4)
Pharmacy Partners Acquisition, LLC	Revolver	2/28/2029	202	(2)
Pioneer HOA Borrower, LLC	Delayed Draw Term Loan	2/25/2033	1,356	(15)
Pioneer HOA Borrower, LLC	Revolver	2/26/2032	339	(4)
Prestige Employee Administrators, LLC	Delayed Draw Term Loan	1/14/2030	2,953	(43)
Prestonwood Landscape Services, LLC	Delayed Draw Term Loan	6/30/2032	3,789	(25)
Prestonwood Landscape Services, LLC	Revolver	6/30/2032	1,263	(8)
Pryor Learning, LLC	Revolver	2/28/2029	127	(3)
Punctual Pros Midco, LLC	Delayed Draw Term Loan	3/26/2029	1,400	(20)
Pure HomeRiver LLC	Delayed Draw Term Loan	1/16/2031	3,590	(39)
Pure HomeRiver LLC	Revolver	1/16/2031	312	(3)
Renegade Buyer, Inc	Delayed Draw Term Loan	1/21/2033	2,500	(5)
Renegade Buyer, Inc	Revolver	1/21/2033	1,500	(3)
SBI Intermediary, Inc.	Delayed Draw Term Loan	4/16/2031	1,581	(16)
SBI Intermediary, Inc.	Revolver	4/16/2031	527	(5)
Skyrodema Bidco, LLC	Delayed Draw Term Loan	3/9/2033	889	(7)
Skyrodema Bidco, LLC	Revolver	3/9/2033	1,333	(11)
Springline Advisory Intermediate, LLC	Delayed Draw Term Loan	1/14/2030	709	(4)
Stakeholders Buyer, LLC	Delayed Draw Term Loan	5/8/2031	2,133	(21)
Stakeholders Buyer, LLC	Revolver	5/8/2031	533	(5)
Studio Bidco B.V. (Netherlands)	Delayed Draw Term Loan	4/24/2031	131	(2)
Suja Merger Sub, LLC	Delayed Draw Term Loan	8/23/2029	7,500	(3)
Tetris Bidco Limited (United Kingdom)	Revolver	10/24/2029	321	(4)
Titan Home Improvement, LLC	Revolver	5/31/2030	520	(4)
TriplePoint Acquisition Holdings LLC	Revolver	5/31/2029	1,066	—
Verita Global, LLC	Delayed Draw Term Loan	9/25/2030	746	(15)
Verita Global, LLC	Revolver	9/25/2030	981	(19)
We Work for Kids, LLC	Revolver	9/26/2029	905	(10)
Wold Architects Incorporated	Delayed Draw Term Loan	6/26/2030	840	(19)
			$92,441	$(594)

PGIM Private Credit Fund

Consolidated Schedule of Investments (continued)

June 30, 2026

(in thousands)

(Unaudited)

(7)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, non-qualifying assets represented 16.38% of the Company’s total assets as calculated in accordance with regulatory requirements.
(8)
Represents a loan that was purchased by the Company and transferred at fair value from a wholly-owned subsidiary of Prudential Financial, Inc. ("Prudential") in March 2023.

(9) The investment has multiple unique terms, so the loan principal is being subdivided and accordingly, interest is being accrued at differing interest rates as presented on the Consolidated Schedule of Investments.

(10) Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company is deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2026, the Company’s controlled/affiliated investments were as follows:

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Schedule of Investments (continued)

June 30, 2026

(in thousands)

(Unaudited)

	Fair value as of December 31, 2025	Gross Additions (a)	Gross Reductions (b)	Change in Unrealized Gain (Loss)	Net Realized Gain (Loss)	Fair value as of June 30, 2026	Dividend and Interest Income
Controlled/Affiliated Investments
First Lien Debt
Entertainment Earth, LLC	$1,363	$—	$(333)	$—	$—	$1,030	$60
Equity
Entertainment Earth, LLC	$827	$—	$—	$2,449	$—	$3,276	$—
Total Controlled/Affiliated Investments	$2,190	$—	$(333)	$2,449	$—	$4,306	$60

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

(11) Non-income producing investment.

(12) The investment is held in PGIM PCF CA LLC as of June 30, 2026.

(13) The investment is held in PGIM PCF DE Blocker LLC as of June 30, 2026.

(14) All or a portion of the investment is held in the PGIM Private Credit Fund ABL LLC as of June 30, 2026.

(15) Loan was on non-accrual status as of June 30, 2026.

Reverse repurchase agreements

During the six months ended June 30, 2026, the Company held reverse repurchase agreements with an average value of $7,244 (in thousands) and a daily weighted average interest rate of 6.62%. The reverse repurchase agreements matured on March 26, 2026 and no reverse repurchase agreements were outstanding as of June 30, 2026, or held during the three-month period ended June 30, 2026.

The accompanying notes are an integral part of these consolidated financial statements.

PGIM Private Credit Fund

Consolidated Schedule of Investments (continued)

June 30, 2026

(in thousands)

(Unaudited)

Forward Foreign Currency Exchange Contracts

Counterparty	Currency Purchased	Currency Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Nomura International plc	USD 3,190	GBP 2,378	5-May-2028	$34
Nomura International plc	USD 367	GBP 279	5-May-2028	(4)
Macquarie Bank Limited	USD 1,708	GBP 1,268	28-Feb-2028	25
Macquarie Bank Limited	USD 8,778	EUR 7,294	31-Dec-2027	241
Commonwealth Bank Of Australia	USD 8,526	GBP 6,568	30-Nov-2027	(193)
Nomura International plc	USD 8,449	GBP 6,399	28-Oct-2027	(46)
Nomura International plc	GBP 128	USD 169	28-Oct-2027	1
Macquarie Bank Limited	EUR 50	USD 58	23-Jul-2027	—	(*)
Macquarie Bank Limited	USD 2,945	EUR 2,450	23-Jul-2027	97
Macquarie Bank Limited	USD 883	EUR 750	23-Jul-2027	11
Macquarie Bank Limited	EUR 50	USD 61	23-Jul-2027	(3)
Commonwealth Bank Of Australia	USD 29	GBP 21	30-Apr-2027	1
Macquarie Bank Limited	USD 369	GBP 286	30-Apr-2027	(11)
Nomura International plc	USD 74	GBP 57	30-Apr-2027	(1)
Nomura International plc	USD 19	GBP 14	30-Apr-2027	—	(*)
Commonwealth Bank Of Australia	USD 36	EUR 30	26-Feb-2027	1
Nomura International plc	USD 360	EUR 331	26-Feb-2027	(22)
Macquarie Bank Limited	USD 4,147	EUR 3,516	23-Nov-2026	103
Macquarie Bank Limited	USD 480	EUR 441	23-Nov-2026	(27)
Nomura International plc	USD 4,145	EUR 3,516	23-Nov-2026	101
Nomura International plc	EUR 19	USD 21	23-Nov-2026	—	(*)
Nomura International plc	USD 94	GBP 73	30-Oct-2026	(2)
Nomura International plc	GBP 9	USD 12	30-Oct-2026	—	(*)
Nomura International plc	USD 385	EUR 326	30-Oct-2026	11
Nomura International plc	USD 118	EUR 102	14-Oct-2026	1
Macquarie Bank Limited	USD 3,461	EUR 3,024	30-Sep-2026	(10)
Nomura International plc	USD 905	EUR 791	30-Sep-2026	(3)
Nomura International plc	USD 2,318	GBP 1,754	30-Sep-2026	(11)
Nomura International plc	USD 108	EUR 93	14-Sep-2026	1
Nomura International plc	USD 71	EUR 61	14-Sep-2026	1
Macquarie Bank Limited	USD 4,836	EUR 4,064	31-Aug-2026	179
Macquarie Bank Limited	USD 88	EUR 79	31-Jul-2026	(2)
Macquarie Bank Limited	USD 1,087	AUD 1,576	31-Jul-2026	(5)
Nomura International plc	USD 3,704	EUR 3,246	20-Jul-2026	(10)
Nomura International plc	USD 138	EUR 119	14-Jul-2026	2
Nomura International plc	USD 159	GBP 119	14-Jul-2026	2
Nomura International plc	USD 171	GBP 128	14-Jul-2026	2
Nomura International plc	USD 1	EUR 1	14-Jul-2026	—	(*)
Nomura International plc	USD 30	GBP 22	14-Jul-2026	—	(*)
Nomura International plc	USD 6	EUR 6	14-Jul-2026	—	(*)
Nomura International plc	USD 52	EUR 45	14-Jul-2026	1
Nomura International plc	USD 36	GBP 27	14-Jul-2026	—	(*)
Nomura International plc	USD 125	EUR 108	14-Jul-2026	2
Nomura International plc	USD 26	AUD 37	14-Jul-2026	—	(*)
Nomura International plc	USD 6	EUR 6	14-Jul-2026	—	(*)
Nomura International plc	USD 5	EUR 5	14-Jul-2026	—	(*)
Nomura International plc	USD 51	GBP 38	14-Jul-2026	—	(*)
				$467

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

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. As of June 30, 2026, the Company has consolidated the financial position and results of operations of its wholly owned subsidiaries, PGIM PCF CA LLC, PGIM Private Credit Fund ABL LLC and PGIM PCF DE Blocker LLC. As of and prior to quarter ended June 30, 2025, amounts presented in the financial statements are unconsolidated as the Company had no active subsidiaries.

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

For the three and six months ended June 30, 2026, the Company recorded $10,051 and $19,565 (dollar amounts in thousands), respectively, in interest income from non-affiliated investments.

For the three and six months ended June 30, 2026 , the Company recorded $30 and $60 (dollar amounts in thousands), respectively, in interest income from affiliated investments.

For the three and six months ended June 30, 2025, the Company recorded $6,619 and $12,753 (dollar amounts in thousands), respectively, in interest income (including both non-affiliated and affiliated investments).

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

For the three and six months ended June 30, 2026, the Company recorded $39 and $163 (dollar amounts in thousands), respectively, in PIK interest income from non-affiliated investments.

For the three and six months ended June 30, 2026, the Company did not record PIK interest income from affiliated investments.

For the three and six months ended June 30, 2025, the Company recorded $140 and $148 (dollar amounts in thousands), respectively, in PIK interest income (including both non-affiliated and affiliated investments).

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly- traded portfolio companies.

For the three and six months ended June 30, 2026, the Company recorded $97 and $188 (dollar amounts in thousands), respectively, in dividend income from non-affiliated investments.

For the three and six months ended June 30, 2026, the Company did not record dividend income from affiliated investments.

For the three and six months ended June 30, 2025, the Company recorded $47 and $77 (dollar amounts in thousands), respectively, in dividend income (including both non-affiliated and affiliated investments).

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

For the three and six months ended June 30, 2026, the Company recorded $255 and $641 (dollar amounts in thousands), respectively, in fee income from non-affiliated investments.

For the three and six months ended June 30, 2025, the Company recorded $159 and $265 (dollar amounts in thousands), respectively, in fee income (including both non-affiliated and affiliated investments).

Non-Accrual Income

Loans are placed on non-accrual status when the Manager determines there is reasonable doubt about the collectability of principal or interest based on current information and events indicating the borrower is unable to meet contractual obligations. Upon non-accrual designation, accrued interest is reversed. Cash receipts on non-accrual loans are applied as a reduction to principal. Loans are returned to accrual status when sustained payment performance demonstrates the borrower’s ability to meet obligations and all principal and interest amounts contractually due are reasonably assured of repaying within a reasonable period of time.

For further information regarding the non-accrual status of investments, refer to “Note 4. Investments.”

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations, and interpretations thereof. The Company had no material uncertain tax positions as of June 30, 2026 or December 31, 2025.

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

Note 3. Fees, Expenses, Agreements and Related Party Transactions

The Manager, an indirect, wholly-owned subsidiary of Prudential and a registered investment adviser, is the Company’s investment manager. The Manager has engaged PGIM, an indirect, wholly-owned subsidiary of Prudential, as the Company’s subadviser. PGIM provides day-to-day management of the Company’s portfolio primarily through the PGIM Credit investment group (“PGIM Credit”). PGIM Credit is the public and private fixed income investment group within PGIM. PGIM Credit consists of two investment sub-groups, PGIM Fixed Income, a manager of public and private fixed income investments, and PGIM Private Credit (formerly, PGIM Private Capital) (“PPC”), a manager of private fixed income investments. On April 24, 2025, PGIM entered into a Sub-Subadvisory Agreement with Deerpath Capital Management, LP (“Deerpath”, together with PGIM, the “Subadvisers”), pursuant to which Deerpath will manage a portion of the direct lending investments for the Company. Deerpath is an indirect, majority-owned subsidiary of Prudential. PGIM, subject to the supervision and direction of the Manager and the Board, determines the allocation among the Subadvisers. As of June 30, 2026, there are currently no assets in the Company managed by PGIM Fixed Income. The Manager is permitted to allocate portions of the Company’s portfolio to any of the business units within PGIM.

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

For the three and six months ended June 30, 2026 the Company accrued management fees of $876 and $1,664 (dollar amount in thousands), respectively. As of June 30, 2026, $84 (dollar amounts in thousands) of management fees was payable by the Company.

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

For the three and six months ended June 30, 2026, the Company accrued income based incentive fees of $763 and $1,506 (dollar amount in thousands), respectively. As of June 30, 2026, $766 (dollar amount in thousands) of accrued income based incentive fees were payable by the Company.

For the three and six months ended June 30, 2025, the Company accrued income based incentive fees of $507 and $955 (dollar amounts in thousands), respectively, all of which were subject to waiver by the Manager. As of June 30, 2025, there were no incentive fees payable by the Company.

For the three and six months ended June 30, 2026, the Company accrued capital gains incentive fees of $60 and $95 (dollar amount in thousands), respectively. As of June 30, 2026, $95 (dollar amount in thousands) of accrued capital gains incentive fees were payable by the Company.

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

For the three and six months ended June 30, 2026, the Company accrued, in each case, servicing and/or distribution fees of $6 and $7 (dollar amounts in thousands) which were attributable to Class S and Class D Shares, respectively.

For the three and six months ended June 30, 2025, the Company accrued, in each case, servicing and/or distribution fees of less than $500 which were attributable to Class S and Class D Shares, respectively.

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

For the three months ended June 30, 2026, the Company accrued transfer agent’s fees and expenses of $93, $28 and $27 (dollar amounts in thousands), and for the six months ended June 30, 2026, the Company accrued transfer agent’s fees and expenses of $149, $44 and $42 (dollar amounts in thousands) which were attributable to Class I, Class S and Class D Shares, respectively.

For the three months ended June 30, 2025, the Company accrued transfer agent’s fees and expenses of $23, $12 and $19 (dollar amounts in thousands), and for the six months ended June 30, 2025, the Company accrued transfer agent’s fees and expenses of $45, $23 and $38 (dollar amounts in thousands) which were attributable to Class I, Class S and Class D Shares, respectively.

As of June 30, 2026 and December 31, 2025, there were $67 and $53 (dollar amounts in thousands), respectively, of total transfer agent fees payable by the Company.

Expense Limitation and Reimbursement Agreement

Pursuant to an expense limitation and reimbursement agreement by and among the Company and the Manager, the Manager has contractually agreed to waive its fees and/or reimburse expenses of the Company through May 5, 2029 (the “ELRA Period”) so that the Specified Expenses (as defined below) will not exceed 0.50% of net assets (annualized). The Company has agreed to repay these amounts, when and if requested by the Manager, but only if and to the extent that Specified Expenses are less than 0.50% of net assets (annualized) (or, if a lower expense limit is then in effect, such lower limit) within three years after the date the Manager waived or reimbursed such fees or expenses. This arrangement cannot be terminated without the consent of the Board prior to the end of the ELRA Period. “Specified Expenses” includes all expenses incurred in the business of the Company, including organizational and offering costs (excluding the organizational and offering expenses relating to the initial sale of Class S, Class D and Class I Common Shares), with the following exceptions: (i) the management fee, (ii) the incentive fee, (iii) the shareholder servicing and/or distribution fee, (iv) brokerage costs or other investment-related out-of-pocket expenses, (v) dividend/interest payments (including any dividend payments, interest expenses (excluding promissory note interest expenses), commitment fees, or other expenses related to any leverage incurred by the Company), (vi) taxes, and (vii) extraordinary expenses (as determined in the sole discretion of the Manager). Prior to the Company’s election of BDC status, the Manager agreed to voluntarily enact the above-described expense limitation. Accordingly, such expense reimbursement is reflected on the Consolidated Statements of Operations for the three months ended June 30, 2026 and 2025. Certain other expenses may be paid by the Manager, subject to the Manager’s sole discretion. The Company will not be required to repay such amounts to the Manager.

As of June 30, 2026, under the ELRA, the amounts eligible for potential recoupment with respective expiration dates are as follows (dollar amounts in thousands):

For the Quarters Ended	Expense Payments by Manager	Reimbursement Payments to Manager	Unreimbursed Expense Payments	Effective Rate of Distribution per Common Share (1)	Reimbursement Eligibility Expiration	Operating Expense Ratio (2)
September 30, 2023	1,029	—	1,029	0.00%	September 30, 2026	1.01%
December 31, 2023	1,227	—	1,227	10.94%	December 31, 2026	1.33%
March 31, 2024	795	—	795	10.90%	March 31, 2027	0.81%
June 30, 2024	953	—	953	10.85%	June 30, 2027	0.96%
September 30, 2024	511	—	511	14.18%	September 30, 2027	0.56%
December 31, 2024	680	—	680	12.96%	December 31, 2027	0.68%
March 31, 2025	413	—	413	11.54%	March 31, 2028	0.39%
June 30, 2025	474	—	474	13.68%	June 30, 2028	0.41%
September 30, 2025	1,323	—	1,323	13.33%	September 30, 2028	0.84%
December 31, 2025	1,285	—	1,285	13.35%	December 31, 2028	0.75%
March 31, 2026	667	—	667	10.27%	March 31, 2029	0.37%
June 30, 2026	670	—	670	10.30%	June 30, 2029	0.34%
	$10,027	$—	$10,027

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

Entertainment Earth LLC is an online retailer and wholesaler of licensed collectibles, including toys and action figures. The portfolio company was purchased by the Company and transferred at fair value from a wholly-owned subsidiary of Prudential in March 2023. In April 2025, the portfolio company completed a debt restructuring. As of June 30, 2026, the Company's investment at fair value in Entertainment Earth, LLC was $1,030 in debt and $3,276 (dollar amounts in thousands) in equity. The Company does not consolidate its equity interest in Entertainment Earth, LLC.

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

Note 4. Investments

As of June 30, 2026 and December 31, 2025, the composition of the Company’s investment portfolio at cost and fair value was as follows (dollar amounts in thousands):

	June 30, 2026
	Cost	Fair value	Percentage of Total Investments at Fair Value
First Lien Debt	$425,994	$426,639	98.29%
Equity Investments	367	3,276	0.75%
Cash Equivalents	4,157	4,157	0.96%
Total	$430,518	$434,072	100.00%

	December 31, 2025
	Cost	Fair value	Percentage of Total Investments at Fair Value
First Lien Debt	$356,730	$360,727	99.77%
Equity Investments	367	827	0.23%
Total	$357,097	$361,554	100.00%

As of June 30, 2026 and December 31, 2025, the industry composition of investments at fair value was as follows:

Industry	June 30, 2026	December 31, 2025
Commercial Services & Supplies	11.47%	8.20%
Food Products	10.80%	12.62%
Professional Services	8.69%	12.25%
Construction & Engineering	8.56%	5.42%
Diversified Consumer Services	7.44%	8.93%
IT Services	4.99%	4.00%
Software	4.55%	3.54%
Hotels, Restaurants & Leisure	4.27%	4.03%
Chemicals	4.05%	8.98%
Containers & Packaging	3.23%	4.24%
Household Products	2.90%	3.62%
Building Products	2.56%	4.09%
Health Care Equipment & Supplies	4.84%	—%
Real Estate Management & Development	2.13%	—%
Trading Companies & Distributors	2.01%	1.82%
Aerospace & Defense	1.96%	1.04%
Diversified Financial Services	1.95%	2.39%
Beverages	1.57%	2.21%
Health Care Providers & Services	1.37%	1.86%
Technology Hardware, Storage & Peripherals	1.29%	1.48%
Auto Components	1.29%	1.65%
Electronic Equipment, Instruments & Components	1.15%	—%
Paper & Forest Products	1.12%	1.36%
Media	1.03%	1.43%
Cash Equivalents	0.96%	—%
Diversified Telecommunication Services	0.96%	—%
Electric Utilities	0.86%	—%
Food & Staples Retailing	0.80%	—%
Energy Equipment & Services	0.65%	—%
Pharmaceuticals	0.31%	—%
Machinery	0.24%	—%
Health Care Equipment	—%	2.76%
IT Consulting & Other Services	—%	0.62%
Human Resource & Employment Services	—%	0.49%
Environmental & Facilities Services	—%	0.28%
Gas Utilities	—%	0.49%
Distributors	—%	0.20%
Total	100.00%	100.00%

As of June 30, 2026 and December 31, 2025, the geographic composition of investments at cost and fair value was as follows (dollar amounts in thousands):

	June 30, 2026
Country	Cost	Fair Value	% of Total Investments at Fair Value
United States	$357,278	$360,542	83.06%
United Kingdom	37,019	37,495	8.64%
Spain	21,463	20,992	4.84%
France	9,894	10,066	2.32%
Germany	3,472	3,666	0.84%
Australia	1,051	947	0.22%
Netherlands	341	364	0.08%
Total	$430,518	$434,072	100.00%

	December 31, 2025
Country	Cost	Fair Value	% of Total Investments at Fair Value
United States	$295,204	$297,521	82.29%
United Kingdom	25,694	26,844	7.42%
Spain	21,474	21,726	6.01%
France	9,872	10,279	2.84%
Germany	3,461	3,765	1.04%
Australia	1,052	1,046	0.29%
Netherlands	340	373	0.11%
Total	$357,097	$361,554	100.00%

As of June 30, 2026 one loan in the portfolio was on non-accrual status. As of December 31,2025, no loans in the portfolio were on non-accrual status.

As of June 30, 2026 and December 31, 2025, on a fair value basis, all performing debt investments bore interest at a floating rate.

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

The following is a summary of the inputs used as of June 30, 2026 and December 31, 2025 in valuing such financial instruments (dollar amounts in thousands):

	June 30, 2026
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$426,639	$426,639
Equity Investments	—	—	3,276	3,276
Cash Equivalents	4,157	—	—	4,157
Total	$4,157	$—	$429,915	$434,072
Unrealized appreciation (depreciation) on OTC forward foreign currency exchange contracts*	$—	$467	$—	$467

	December 31, 2025
Assets	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$360,727	$360,727
Equity Investments	—	—	827	827
Total	$—	$—	$361,554	$361,554
Unrealized appreciation (depreciation) on OTC forward foreign currency exchange contracts*	$—	$(1,663)	$—	$(1,663)

* Represents derivative instruments not reflected in the Consolidated Schedule of Investments, which are recorded at the unrealized appreciation (depreciation) on the instrument.

The following table presents the change in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value (dollar amounts in thousands):

	Three Months Ended June 30, 2026
	Debt Investments	Equity Investments	Total
Fair value, beginning of period	$396,540	$1,042	$397,582
Purchases of investments	59,425	—	59,425
Proceeds from principal repayments	(28,325)	—	(28,325)
Payment-in-kind interest	42	—	42
Accretion of discount/amortization of premium	702	—	702
Net realized gain (loss)	26	—	26
Net change in unrealized appreciation (depreciation)	(1,771)	2,234	463
Fair value, end of period	$426,639	$3,276	$429,915
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2026	$(1,771)	2,234	$463

	Six Months Ended June 30, 2026
	Debt Investments	Equity Investments	Total
Fair value, beginning of period	$360,727	$827	$361,554
Purchases of investments	129,117	—	129,117
Proceeds from principal repayments	(61,848)	—	(61,848)
Payment-in-kind interest	202	—	202
Accretion of discount/amortization of premium	1,410	—	1,410
Net realized gain (loss)	383	—	383
Net change in unrealized appreciation (depreciation)	(3,352)	2,449	(903)
Fair value, end of period	$426,639	$3,276	$429,915
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2026	$(3,352)	$2,449	$(903)

	Three Months Ended June 30, 2025
	Debt Investments	Equity Investments	Total
Fair value, beginning of period	$226,796	$—	$226,796
Purchases of investments	42,114	367	42,481
Proceeds from principal repayments	(16,595)	—	(16,595)
Payment-in-kind interest	162	—	162
Accretion of discount/amortization of premium	526	—	526
Net realized gain (loss)	(1,012)	—	(1,012)
Net change in unrealized appreciation (depreciation)	2,025	(26)	1,999
Fair value, end of period	$254,016	$341	$254,357
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2025	$2,025	$(26)	$1,999

	Six Months Ended June 30, 2025
	Debt Investments	Equity Investments	Total
Fair value, beginning of period	$209,214	$—	$209,214
Purchases of investments	71,070	367	71,437
Proceeds from principal repayments	(29,076)	—	(29,076)
Payment-in-kind interest	170	—	170
Accretion of discount/amortization of premium	911	—	911
Net realized gain (loss)	(1,008)	—	(1,008)
Net change in unrealized appreciation (depreciation)	2,735	(26)	2,709
Fair value, end of period	$254,016	$341	$254,357
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2025	$2,735	$(26)	$2,709

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value (dollar amounts in thousands).

	Fair Value as of June 30, 2026(1)	Valuation Approach/ Methodology	Unobservable Input(s)	Range/ Input (Weighted Average)*	Directional Impact on Fair Value from Input Increase**
Assets:
First Lien Debt	$374,638	Income/Discounted Cash Flow	Discount Rate	7.85% - 15.11% (9.91%)	Decrease
First Lien Debt	$7,144	Recovery Method	Recovery Rate	74.47% - 93.11% (81.40%)	Increase
Equity Investments	$3,276	Market / Enterprise Value	EBITDA Multiple	6.5x - 7.5x (7.0x)	Increase
	$385,058

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

(1)
As of June 30, 2026, included within the fair value of Level 3 assets of $429,915 is an amount of $44,856 (dollar amounts in thousands) for which the Manager did not develop the unobservable inputs (examples include recent transaction prices).

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

Fair value of derivative instruments as of June 30, 2026 as presented in the Consolidated Statements of Assets and Liabilities (dollar amounts in thousands):

Asset Derivatives			Liability Derivatives
Derivative not accounted for as hedging instruments, carried at fair value	Consolidated Statement of Assets and Liabilities Location	Fair Value	Consolidated Statement of Assets and Liabilities Location	Fair Value
Foreign exchange contracts	Unrealized appreciation on OTC forward foreign currency exchange contracts	$817	Unrealized depreciation on OTC forward foreign currency exchange contracts	$350

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

The effects of derivative instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2026 are as follows (dollar amounts in thousands):

Amount of Realized Gain (Loss) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Foreign exchange contracts	$34	$(716)
Total	$34	$(716)

Change in Unrealized Appreciation (Depreciation) on Derivatives Recognized in Income
Derivatives not accounted for as hedging instruments, carried at fair value	Foreign currency exchange contract
	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Foreign exchange contracts	$(124)	$2,130
Total	$(124)	$2,130

The effects of derivative instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2025 are as follows (dollar amounts in thousands):

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

For the three and six months ended June 30, 2026 and 2025, the Company’s average volume of derivative activities is as follows (dollar amounts in thousands):

	Average Volume of Derivative Activities*
Derivative Contract Type	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Forward Foreign Currency Exchange Contracts - Sold (1)	61,069	61,608
Forward Foreign Currency Exchange Contracts - Purchased (1)	195	243

	Average Volume of Derivative Activities*
Derivative Contract Type	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Forward Foreign Currency Exchange Contracts - Sold (1)	24,539	24,399
Forward Foreign Currency Exchange Contracts - Purchased (1)	336	352

* Average volume is based on average quarter end balance as noted for the three and six months ended June 30, 2026 and 2025.

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

Offsetting of OTC derivative assets and liabilities as of June 30, 2026 (dollar amounts in thousands):

Counterparty	Gross Amounts of Recognized Assets(1)	Gross Amounts of Recognized Liabilities(1)	Net Amounts of Recognized Assets/(Liabilities)	Collateral Pledged/(Received)(2)	Net Amount
Macquarie Bank Limited	$656	$(58)	$598	$—	$598
Nomura International plc	159	(99)	60	—	60
Commonwealth Bank Of Australia	2	(193)	(191)	—	(191)
	$817	$(350)	$467	$—	$467

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

* Less than $500

Financial Instruments disclosed but not carried at fair value

The following tables present the carrying value and fair value of the Company’s financial liabilities disclosed, but not carried, at fair value as of June 30, 2026 and December 31, 2025, and the level of each financial liability within the fair value hierarchy (dollar amounts in thousands):

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Revolving Credit Facility	$89,850	$89,850	$165,750	$165,750
Asset-Based Lending Facility	58,000	58,000	—	—
Reverse Repurchase Agreement	—	—	7,670	7,670
Promissory Notes Payable	215	215	214	214
	$148,065	$148,065	$173,634	$173,634

	June 30, 2026	December 31, 2025
Level 1	$—	$—
Level 2	—	—
Level 3	148,065	173,634
Total debt	$148,065	$173,634

Note 6. Borrowings

Revolving Credit Facility

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

Asset-Based Lending Facility

On May 5, 2026 (the "Closing Date"), PGIM Private Credit Fund ABL LLC (the “SPV”), a wholly owned subsidiary of the Company, entered into a loan financing and servicing agreement (the "Asset-Based Lending Facility") with Deutsche Bank AG, New York Branch, as facility agent, and State Street Bank and Trust Company, as collateral agent and collateral custodian, the Company, as equityholder and servicer, the SPV, as borrower, and the lenders from time to time party thereto.

The Asset-Based Lending Facility is secured by substantially all assets in the SPV’s portfolio, including a first‑priority security interest (subject to permitted liens) in loan assets and related accounts and cash and cash equivalents, in each case as described in the Asset-Based Lending Facility. Borrowings under the Asset-Based Lending Facility bear interest at a per annum rate equal to an applicable margin plus a benchmark rate for the applicable currency (for Dollar advances, three‑month Term Secured Overnight Financing Rate; for Euro advances, Euro Interbank Offered Rate; for Sterling advances, Daily Simple Sterling Overnight Index Average; for Canadian‑dollar advances, Term Canadian Overnight Repo Rate Average; and for Australian‑dollar advances, Bank Bill Swap Rate), in each case subject to a 0.25% floor.

The initial facility amount of the Asset-Based Lending Facility is $100 million, with an accordion feature that permits increases, with the consent of the facility agent and the lenders, up to an aggregate commitment of $500 million. The Asset-Based Lending Facility has a revolving period that ends on the date that is three years after the Closing Date (which may be extended with lender consent), and a final maturity on the earliest of (i) the date that is two years after the end of the revolving period and (ii) certain earlier termination events provided in the Asset-Based Lending Facility.

The Company’s debt obligations consisted of the following as of June 30, 2026 and December 31, 2025 (dollar amounts in thousands):

Revolving Credit Facility	June 30, 2026	December 31, 2025
Total Commitment	$175,000	$175,000
Amount Outstanding (1)	89,850	165,750
Unused Portion (2)	85,150	9,250
Amount Available (3)	85,150	91,061

Asset-Based Lending Facility	June 30, 2026	December 31, 2025
Total Commitment	$100,000	$—
Amount Outstanding (1)	58,000	—
Unused Portion (2)	42,000	—
Amount Available (3)	12,651	—

(1)
Amounts outstanding on the Consolidated Statements of Assets and Liabilities are net of deferred financing costs.
(2)
The unused portion is the amount upon which commitment fees are based.
(3)
The amount available reflects any limitations related to the credit facility’s borrowing base.

The components of total interest expense were as follows (dollar amounts in thousands):

Revolving Credit Facility	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowings interest expense	$1,745	$1,589	$3,658	$3,150
Facility unused fee	76	96	141	187
Amortization of financing costs and debt issuance costs	67	66	133	131
Total interest expense	$1,888	$1,751	$3,932	$3,468
Average debt borrowings	$113,960	$94,028	$119,746	$93,667
Average interest rates on borrowings	6.55%	7.37%	6.53%	7.37%

Asset-Based Lending Facility	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowings interest expense	$510	$—	$510	$—
Facility unused fee	33	—	33	—
Amortization of financing costs and debt issuance costs	45	—	45	—
Total interest expense	$588	$—	$588	$—
Average debt borrowings	$58,000	$—	$58,000	$—
Average interest rates on borrowings	6.41%	0.00%	6.41%	0.00%

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

The components of total interest expense were as follows (dollar amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowings interest expense	$6	$—	$13	$—
Amortization of discount *	—	—	—	—
Total interest expense	$6	$—	$13	$—
Average debt borrowings	$220	$—	$220	$—
Average interest rates on borrowings	12.08%	0.00%	12.10%	0.00%

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

The components of total interest expense were as follows (dollar amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowings interest expense	$—	$—	$385	$—
Total interest expense	$—	$—	$385	$—
Average debt borrowings	$—	$—	$11,763	$—
Average interest rates on borrowings	0.00%	0.00%	6.60%	0.00%

As of June 30, 2026 and December 31, 2025, the Company had an aggregate amount of $148.1 million and $173.6 million of debt outstanding and the asset coverage ratio was 298.84% and 217.9%, respectively.

The following is information about the Company's senior securities as of the dates indicated in the below table (dollar amounts in thousands):

Class and Year	Total Amount Outstanding (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference Per Unit (3)	Average Market Value Per Unit (4)
Revolving Credit Facility
June 30, 2026	$89,850	3	—	N/A
March 31, 2026	144,350	3	—	N/A
December 31, 2025	165,750	2	—	N/A
Asset-Based Lending Facility
June 30, 2026	$58,000	3	—	N/A
March 31, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
Promissory Notes Payable
June 30, 2026	215	3	—	N/A
March 31, 2026	214	3	—	N/A
December 31, 2025	214	2	—	N/A

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

Note 7. Commitments and Contingencies

The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which requires the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2026 and December 31, 2025, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $92,441 and $33,216 (dollar amounts in thousands), respectively.

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

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2026, the Company was not involved in any material legal proceedings.

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

As of June 30, 2026, the Company has 11,792,006, 100,740 and 669 of Class I, Class S and Class D Shares issued and outstanding, respectively, of which 71.66% is owned by Pruco Life Insurance Company and its affiliates.

The following tables summarize transactions with respect to the Common Shares during the six months ended June 30, 2026 and 2025 (dollars in thousands except share amounts):

	June 30, 2026
	Class I		Class S		Class D
	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	3,144,763	$78,070	98,270	$2,493	—	$—
Shares/gross proceeds from the private placements	—	—	—	—	—	—
Share transfers between classes	2,134	54	(2,134)	(54)	—	—
Reinvestment of distribution	443,223	10,995	461	12	28	1
Repurchased shares	(23,351)	(580)	—	—	—	—
Net Increase (decrease)	3,566,769	$88,539	96,597	$2,451	28	$1

	June 30, 2025
	Class I			Class S		Class D
	Shares	Amount		Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	1,362,887	$33,913		—	$—	—	$—
Shares/gross proceeds from the private placements	—	—		—	—	—	—
Share transfers between classes	—	—		—	—	—	—
Reinvestment of distribution	352,799	8,770		28	1	30	1
Repurchased shares	(2)	—	*	—	—	—	—
Net Increase (decrease)	1,715,684	$42,683		28	$1	30	$1

(*) Less than $500

Net Asset Value per Share

The Company determines NAV for each class of Shares each month as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e., the prior month-end NAV). The following tables present each month-end NAV per share for Class I, Class S and Class D Common Shares during the six months ended June 30, 2026 and 2025:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2026	$24.85	$25.40	$25.34
February 28, 2026	24.77	25.33	25.26
March 31, 2026	24.82	25.39	25.31
April 30, 2026	24.79	25.36	25.28
May 31, 2026	24.74	25.31	25.23
June 30, 2026	24.75	25.33	25.24

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2025	$24.93	$25.40	$25.39
February 28, 2025	24.94	25.42	25.41
March 31, 2025	24.95	25.43	25.42
April 30, 2025	24.71	25.20	25.18
May 31, 2025	24.74	25.24	25.21
June 30, 2025	24.78	25.29	25.25

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

The Board authorizes and declares monthly distribution amounts per share of Class I, Class S and Class D Common Shares. The following tables summarize the Company’s distributions declared during the six months ended June 30, 2026 (dollar amounts in thousands except per share):

			Class I
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 23, 2026	January 30, 2026	February 23, 2026	$0.21243	$—	$0.21243	$2,087
February 20, 2026	February 27, 2026	March 24, 2026	0.21243	—	0.21243	2,190
March 23, 2026	March 31, 2026	April 24, 2026	0.21243	—	0.21243	2,272
April 27, 2026	April 30, 2026	May 27, 2026	0.21243	—	0.21243	2,298
May 26, 2026	May 29, 2026	June 26, 2026	0.21243	—	0.21243	2,361
June 26, 2026	June 30, 2026	July 27, 2026	0.21243	—	0.21243	2,505

			Class S
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 23, 2026	January 30, 2026	February 23, 2026	$0.19506	$—	$0.19506	$1
February 20, 2026	February 27, 2026	March 24, 2026	0.19506	—	0.19506	1
March 23, 2026	March 31, 2026	April 24, 2026	0.19506	—	0.19506	10
April 27, 2026	April 30, 2026	May 27, 2026	0.19506	—	0.19506	19
May 26, 2026	May 29, 2026	June 26, 2026	0.19506	—	0.19506	20
June 26, 2026	June 30, 2026	July 27, 2026	0.19506	—	0.19506	20

			Class D
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 23, 2026	January 30, 2026	February 23, 2026	$0.20732	$—	$0.20732	$—	*
February 20, 2026	February 27, 2026	March 24, 2026	0.20732	—	0.20732	—	*
March 23, 2026	March 31, 2026	April 24, 2026	0.20732	—	0.20732	—	*
April 27, 2026	April 30, 2026	May 27, 2026	0.20732	—	0.20732	—	*
May 26, 2026	May 29, 2026	June 26, 2026	0.20732	—	0.20732	—	*
June 26, 2026	June 30, 2026	July 27, 2026	0.20732	—	0.20732	—	*

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

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of cash distributions on a U.S. GAAP basis that the Company has declared on Common Shares during the six months ended June 30, 2026 (dollar amounts in thousands except per share):

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.27	$13,713	$1.17	$71	$1.24	$ — (*)
Net realized gains	—	—	—	—	—	—
Distributions in excess of net investment income	—	—	—	—	—	—

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

For the three months ended June 30, 2026 and 2025, approximately 23,351 and 2 Common Shares were repurchased, respectively.

For the six months ended June 30, 2026 and 2025, approximately 23,351 and 2 Common Shares were repurchased, respectively.

The following table presents the repurchases of Common Shares pursuant to the Company’s share repurchase plan for the six months ended June 30, 2026:

Repurchase Request Deadline	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date (all classes)	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase plan (3)
April 24, 2026	23,351	<1.00%	24.82	March 31, 2026	580	—
January 28, 2026	—	—	—	December 31, 2025	—	—

The following table presents the repurchases of Common Shares pursuant to the Company’s share repurchase plan for the six months ended June 30, 2025:

Repurchase Request Deadline	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date (all classes)	Amount Repurchased (all classes) (2)		Maximum number of shares that may yet be purchased under the repurchase plan (3)
April 24, 2025	2	<1.00%	24.95	March 31, 2025	—	*	—
January 28, 2025	—	—	—	December 31, 2024	—		—

* Less than $500

(1)Percentage is based on total shares as of the close of the previous calendar quarter.

(2)Amounts shown net of Early Repurchase Deduction.

(3)All repurchase requests were satisfied in full.

Note 9. Financial Highlights

The following are the financial highlights for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended
	June 30, 2026	June 30, 2025
	Class I	Class I
Per Share Operating Performance: (1)
Net asset value, beginning of period	$24.87	$24.93
Income from investment operations:
Net investment income (loss) (2)	1.10	1.64
Net realized and unrealized gains (losses)	0.05	(0.15)
Net increase (decrease) in net investment operations	1.15	1.49
Distributions declared:
From net investment income	(1.27)	(1.64)
Total distributions declared	(1.27)	(1.64)
Total increase (decrease) in net assets	(0.12)	(0.15)
Net asset value, end of period	$24.75	$24.78
Total Return (3)	4.75%	6.14%
Ratios and supplemental data:
Net assets, end of period (000’s)	$291,845	$163,389
Average number of Common Shares outstanding, end of period	10,695,707	5,760,996
Ratio of gross expenses to average net assets (4)	7.56%	9.14%
Ratio of waivers to average net assets (4)	(0.92)%	(3.69)%
Ratio of net expenses to average net assets (4) (6)	6.64%	5.45%
Ratio of net investment income (loss) to average net assets (4)	8.85%	13.46%
Portfolio turnover rate (5)	16.34%	11.88%
Asset coverage ratio	298.84%	270.67%

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
(6)
Includes interest expense from the Revolving Credit Facility, Asset-Based Lending Facility and Other Short-Term borrowings, as applicable, of 3.69% and interest expense from the Revolving Credit Facility of 4.95%, which is being excluded from the Company’s contractual waiver for the six months ended June 30, 2026 and 2025, respectively.

	For the Six Months Ended
	June 30, 2026	June 30, 2025
	Class S	Class S
Per Share Operating Performance:(1)
Net asset value, beginning of period	$25.42	$25.40
Income from investment operations:
Net investment income (loss)(2)	1.01	1.56
Net realized and unrealized gains (losses)	0.07	(0.14)
Net increase (decrease) in net investment operations	1.08	1.42
Distributions declared:
From net investment income	(1.17)	(1.53)
Total distributions declared	(1.17)	(1.53)
Total increase (decrease) in net assets	(0.09)	(0.11)
Net asset value, end of period	$25.33	$25.29
Total Return(3)	4.34%	5.74%
Ratios and supplemental data:
Net assets, end of period (000’s)	$2,551	$12
Average number of Common Shares outstanding, end of period	60,938	476
Ratio of gross expenses to average net assets (4)	15.61%	399.31%
Ratio of waivers to average net assets (4)	(8.25)%	(393.04)%
Ratio of net expenses to average net assets (4) (6)	7.36%	6.27%
Ratio of net investment income (loss) to average net assets (4)	7.99%	12.37%
Portfolio turnover rate (5)	16.34%	11.88%
Asset coverage ratio	298.84%	270.67%

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
(6)
Includes interest expense from the Revolving Credit Facility, Asset-Based Lending Facility and Other Short-Term borrowings, as applicable, of 3.53% and interest expense from the Revolving Credit Facility of 4.92%, which is being excluded from the Company’s contractual waiver for the six months ended June 30, 2026 and 2025, respectively. The interest expense on the promissory notes of 0.86% was waived for the six months ended June 30, 2026. Prior to April 22, 2026, the promissory note interest expense waiver was voluntary.

	For the Six Months Ended
	June 30, 2026	June 30, 2025
	Class D	Class D
Per Share Operating Performance:(1)
Net asset value, beginning of period	$25.36	$25.38
Income from investment operations:
Net investment income (loss)(2)	1.09	1.64
Net realized and unrealized gains (losses)	0.03	(0.16)
Net increase (decrease) in net investment operations	1.12	1.48
Distributions declared:
From net investment income	(1.24)	(1.61)
Total distributions declared	(1.24)	(1.61)
Total increase (decrease) in net assets	(0.12)	(0.13)
Net asset value, end of period	$25.24	$25.25
Total Return(3)	4.53%	5.98%
Ratios and supplemental data:
Net assets, end of period (000’s)	$17	$13
Average number of Common Shares outstanding, end of period	654	481
Ratio of gross expenses to average net assets (4)	672.30%	637.48%
Ratio of waivers to average net assets (4)	(665.41)%	(631.81)%
Ratio of net expenses to average net assets (4) (6)	6.89%	5.67%
Ratio of net investment income (loss) to average net assets (4)	8.61%	12.98%
Portfolio turnover rate (5)	16.34%	11.88%
Asset coverage ratio	298.84%	270.67%

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
(6)
Includes interest expense from the Revolving Credit Facility, Asset-Based Lending Facility and Other Short-Term borrowings, as applicable, of 3.69% and interest expense from the Revolving Credit Facility of 4.92%, which is being excluded from the Company’s contractual waiver for the six months ended June 30, 2026 and 2025, respectively. The interest expense on the promissory notes of 80.63% was waived for the six months ended June 30, 2026. Prior to April 22, 2026, the promissory note interest expense waiver was voluntary.

Note 10. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of June 30, 2026, except as discussed below.

On July 28, 2026 the Company declared a distribution of $0.21243 per Class I Share, $0.19506 per Class S Share, and $0.20732 per Class D Share, which is payable on August 28, 2026 to shareholders of record as of July 31, 2026.

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

Portfolio and Investment Activity

For the three months ended June 30, 2026 and 2025, we acquired $94.4 million and $43.7 million, respectively, aggregate principal amount of investments (including $33.9 million and $1.0 million, respectively, of unfunded commitments), all of which was first lien debt.

For the six months ended June 30, 2026 and 2025, we acquired $186.0 million and $74.7 million, respectively, aggregate principal amount of investments (including $63.7 million and $6.7 million, respectively, of unfunded commitments), all of which was first lien debt.

The Company’s portfolio and investment activity for the three and six months ended June 30, 2026 and 2025 are presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	For the Three Months Ended June 30, 2026
	Debt Investments	Equity Investments	Total
Total Investments, beginning of period	$394,124	$367	$394,491
Purchases of investments	59,425	—	59,425
Proceeds from principal repayment of investments	(28,325)	—	(28,325)
Payment-in-kind interest	42	—	42
Amortization or accretion of discount on investments	702	—	702
Net realized gain (loss) on investments	26	—	26
Total investments, end of period	$425,994	$367	$426,361

Number of Portfolio Companies	83	1	84

	For the Six Months Ended June 30, 2026
	Debt Investments	Equity Investments	Total
Total Investments, beginning of period	$356,730	$367	$357,097
Purchases of investments	129,117	—	129,117
Proceeds from principal repayment of investments	(61,848)	—	(61,848)
Payment-in-kind interest	202	—	202
Amortization or accretion of discount on investments	1,410	—	1,410
Net realized gain (loss) on investments	383	—	383
Total investments, end of period	$425,994	$367	$426,361

Number of Portfolio Companies	83	1	84

	Three Months Ended June 30, 2025
	Debt Investments	Equity Investments	Total
Total Investments, beginning of period	$226,126	$—	$226,126
Purchases of investments	42,114	367	42,481
Proceeds from principal repayment of investments	(16,595)	—	(16,595)
Payment-in-kind interest	162	—	162
Amortization or accretion of discount on investments	526	—	526
Net realized gain (loss) on investments	(1,012)	—	(1,012)
Total investments, end of period	$251,321	$367	$251,688

Number of Portfolio Companies	57	1	58

	Six Months Ended June 30, 2025
	Debt Investments	Equity Investments	Total
Total Investments, beginning of period	$209,254	$—	$209,254
Purchases of investments	71,070	367	71,437
Proceeds from principal repayment of investments	(29,076)	—	(29,076)
Payment-in-kind interest	170	—	170
Amortization or accretion of discount on investments	911	—	911
Net realized gain (loss) on investments	(1,008)	—	(1,008)
Total investments, end of period	$251,321	$367	$251,688

Number of Portfolio Companies	57	1	58

The weighted average yields of the Company’s investments as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Weighted average yield on debt and income producing investments, at cost (1)	9.52%	9.88%
Weighted average yield on debt and income producing investments, at fair value (1) (2)	9.47%	9.77%
Percentage of debt investments bearing a floating rate (2)	100.00%	100.00%
Percentage of debt investments bearing a fixed rate (2)	0.00%	0.00%
Percentage of assets on non- accrual, at cost (3)	1.30%	0.00%
Percentage of assets on non- accrual, at fair value (3)	0.97%	0.00%

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
(3)
As a percentage of total amortized cost or fair value of investments.

The Company’s investments as of June 30, 2026 and December 31, 2025 consisted of the following (dollar amounts in thousands):

	June 30, 2026
	Cost	Fair value	Percentage of Total Investments at Fair Value
First Lien Debt	$425,994	$426,639	98.29%
Equity Investments	367	3,276	0.75%
Cash Equivalents	4,157	4,157	0.96%
Total	$430,518	$434,072	100.00%

Largest portfolio company investment	$11,915	$11,986	2.79%
Average portfolio company investment	$5,076	$5,118	1.19%

	December 31, 2025
	Cost	Fair value	Percentage of Total Investments at Fair Value
First Lien Debt	$356,730	$360,727	99.77%
Equity Investments	367	827	0.23%
Total	$357,097	$361,554	100.00%

Largest portfolio company investment	$11,873	$11,962	3.31%
Average portfolio company investment	$5,580	$5,649	1.56%

Results of Operations

Operating results for the three and six months ended June 30, 2026 and 2025 were as follows (dollar amounts in thousands):

	For the Three Months Ended				For the Six Months Ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
Investment income
From non-controlled/non-affiliated investments:
Interest income	$10,051		$6,619		$19,565		$12,753
Dividend income	97		47		188		47
Fee income	255		159		641		265
Payment-in-kind	39		112		163		120
From controlled/affiliated investments:
Interest income	30		—	(*)	60		—	(*)
Dividend Income	—		—		—		30
Payment-in-kind	—		28		—		28
Total investment income	10,472		6,965		20,617		13,243

Expenses
Interest expense	2,482		1,751		4,918		3,468
Professional fees	606		358		1,210		673
Management fees	876		491		1,664		897
Income based incentive fees	763		507		1,506		955
Capital gains incentive fees	60		(90)		95		(95)
Transfer agent’s fees and expenses (**)	148		54		235		106
Custodian and accounting fees	80		66		159		131
Shareholders’ reports	51		78		103		113
Trustees’ fees	51		51		102		102
Pricing fees	30		13		59		25
Servicing and distribution fees	6	(*)	—	(*)	7	(*)	—	(*)
Other general & administrative	46		43		120		89
Total expenses	5,199		3,322		10,178		6,464
Expense reimbursement	(670)		(474)		(1,337)		(887)
Incentive fees waived	—		(417)		—		(860)
Management fees waived	—		(491)		—		(897)
Net expenses	4,529		1,940		8,841		3,820
Net investment income (loss)	5,943		5,025		11,776		9,423

Realized and Unrealized Gain (Loss):
Net realized gain (loss):
Non-controlled/non-affiliated transactions	26		(1,012)		383		(1,008)
Forward foreign currency contracts transactions	34		(47)		(716)		453
Foreign currency transactions	121		106		(129)		2
Net realized gain (loss)	181		(953)		(462)		(553)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(1,771)		2,025		(3,352)		2,735
Controlled/affiliated investments	2,234		(26)		2,449		(26)
Forward foreign currency contracts	(124)		(1,775)		2,130		(2,985)
Foreign currency	(35)		3		(3)		68
Net change in unrealized appreciation (depreciation)	304		227		1,224		(208)
Net realized and change in unrealized gain (loss)	485		(726)		762		(761)
Net increase (decrease) in net assets resulting from operations	$6,428		$4,299		$12,538		$8,662

(*) Less than $500

(**) For the three and six months ended June 30, 2026, $19 and $38, respectively, of affiliated expenses were included. For the three and six months ended June 30, 2025, $13 and $23, respectively, of affiliated expenses were included.

Investment Income

For the three and six months ended June 30, 2026, investment income was $10.5 million and $20.6 million, all of which was attributable to interest and fees on our debt investments, dividend income, PIK and fee income. The increase in investment income from the three and six months ended June 30, 2025 was primarily due to an increase of $94.4 million and $186.0 million, respectively, aggregate principal amount of new investments acquired during the period.

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

Expenses

Total expenses before expense reimbursement and incentive and management fee waivers for the three and six months ended June 30, 2026 were $5.20 million and $10.2 million, respectively, consisting primarily of professional fees, income based incentive fees, capital gains incentive fees, management fees, custodian and accounting fees, trustees’ fees, transfer agent’s fees and expenses, interest expense, pricing fees, shareholders' reports, and other general and administrative fees. The increase in total expenses from the three and six months ended June 30, 2025 was primarily related to an increase in interest expenses, professional fees, management fees and income based incentive fees due to an increased cost of servicing a larger investment portfolio.

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

For the three and six months ended June 30, 2026, the Company accrued income based incentive fees of $763 and $1,506 (dollar amount in thousands), respectively. As of June 30, 2026, $766 (dollar amount in thousands) of accrued income based incentive fees were payable by the Company.

For the three and six months ended June 30, 2025, the Company accrued income based incentive fees of $507 thousand and $955 thousand, respectively, all of which were subject to waiver by the Manager. As of June 30, 2025, there were no income based incentive fees payable by the Company.

For the three and six months ended June 30, 2026, the Company accrued capital gains based incentive fees of $60 and $95 (dollar amount in thousands), respectively. As of June 30, 2026, $95 (dollar amount in thousands) of accrued capital gains incentive fees were payable by the Company.

For the three and six months ended June 30, 2025, the Company accrued capital gains incentive fees of $(90) and $(95) (dollar amount in thousands), respectively, all of which were subject to waiver by the Manager. As of June 30, 2025, there were no capital gains incentive fees payable by the Company.

For the three and six months ended June 30, 2026 the Company accrued management fees of $876 and $1,664 (dollar amount in thousands), respectively. As of June 30, 2026, $84 (dollar amounts in thousands) of management fees were payable by the Company.

For the three and six months ended June 30, 2025, the Company accrued management fees of $491 and $897 (dollar amount in thousands), respectively, all of which were subject to waiver by the Manager.

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

For the three and six months ended June 30, 2026 and 2025, the Company did not incur any excise tax expense.

Net realized gain (loss) and Net change in unrealized appreciation (depreciation)

For the three and six months ended June 30, 2026, the Company reported realized gains (losses) from foreign currency transactions of $121 thousand and $(129) thousand, respectively, primarily as a result of fluctuations in the foreign currency.

For the three and six months ended June 30, 2026, the Company reported realized gains (losses) from forward foreign currency contracts of $34 thousand and $(716) thousand, respectively.

For the three and six months ended June 30, 2026, the Company reported realized gains (losses) from non-controlled/non-affiliated investments transactions of $26 thousand and $383 thousand, respectively.

For the three and six months ended June 30, 2026, the Company did not report any realized gains (losses) from controlled/affiliated investments transactions.

For the three and six months ended June 30, 2026 , the Company reported unrealized appreciation (depreciation) from foreign currency of $(35) thousand and $(3) thousand, respectively.

For the three and six months ended June 30, 2026, the Company reported unrealized appreciation (depreciation) from forward foreign currency contracts of $(124) thousand and $2,130 thousand, respectively.

For the three and six months ended June 30, 2026, the Company reported unrealized appreciation (depreciation) from non-controlled/non-affiliated investments transactions of $(1,771) thousand and $(3,352) thousand, respectively, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.

For the three and six months ended June 30, 2026, the Company reported unrealized appreciation (depreciation) from controlled/affiliated investments transactions of $2,234 thousand and $2,449 thousand, respectively, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.

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

For the three and six months ended June 30, 2025, the Company reported unrealized appreciation (depreciation) from foreign currency of $3 thousand and $68 thousand, respectively.

For the three and six months ended June 30, 2025, the Company reported unrealized appreciation (depreciation) from forward foreign currency contracts of $(1.8) million and $(3.0) million, respectively.

For the three and six months ended June 30, 2025, the Company reported unrealized appreciation (depreciation) from non-controlled/non-affiliated investments transactions of $2.0 million and $2.7 million, respectively, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.

For the three and six months ended June 30, 2025, the Company reported unrealized appreciation (depreciation) from controlled/affiliated investments transactions of $(26) thousand and $(26) thousand, respectively, which reflects the net change in the fair value of our investment portfolio relative to its cost basis over the period.

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

The Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to Common Shares if asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On November 8, 2022, the Company’s sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. In addition, while any senior securities remain outstanding, the Company will be required to make provisions to prohibit any dividend distribution to shareholders or the repurchase of such securities or shares unless the Company meets the applicable asset coverage ratios at the time of the dividend distribution or repurchase. The Company also may be permitted to borrow amounts up to 5% of the value of the total assets for temporary or emergency purposes, which borrowings would not be considered senior securities. As of June 30, 2026 and December 31, 2025, the Company had an aggregate amount of $148.1 million and $173.6 million of debt outstanding and the asset coverage ratio was 298.84% and 217.9%, respectively.

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

As of June 30, 2026, the Company had $13.2 million in cash and cash equivalents, including foreign currency. During the six months ended June 30, 2026, cash used in operating activities was $ 56.0 million, primarily as a result of purchasing portfolio investments of $129.1 million, partially offset by proceeds from repayment of investments of $61.8 million. Cash provided by financing activities was $50.4 million, primarily as a result of proceeds from issuance of common shares and borrowings under the Revolving Credit Facility and Asset-Based Lending Facility, offset by dividends paid in cash and other short-term borrowings activity.

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

Equity

The following table summarizes transactions with respect to the Common Shares for the three and six months ended June 30, 2026 (dollars in thousands except share amounts):

	For the three months ended June 30, 2026
	Class I		Class S		Class D
	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	895,618	$22,174	51,202	$1,300	—	$—
Shares/gross proceeds from the private placements	—	—	—	—	—	—
Share transfers between classes	—	—	—	—	—	—
Reinvestment of distribution	224,388	5,561	371	10	13	1
Repurchased shares	(23,351)	(580)	—	—	—	—
Net Increase (decrease)	1,096,655	$27,155	51,573	$1,310	13	$1

	For the six months ended June 30, 2026
	Class I		Class S		Class D
	Shares	Amount	Shares	Amount	Shares	Amount
Shares/gross proceeds from the continuous public offerings	3,144,763	$78,070	98,270	$2,493	—	$—
Shares/gross proceeds from the private placements	—	—	—	—	—	—
Share transfers between classes	2,134	54	(2,134)	(54)	—	—
Reinvestment of distribution	443,223	10,995	461	12	28	1
Repurchased shares	(23,351)	(580)	—	—	—	—
Net Increase (decrease)	3,566,769	$88,539	96,597	$2,451	28	$1

Distributions

The following tables summarize the Company’s distributions declared and payable for the six months ended June 30, 2026 (dollars in thousands except per share amounts) by share class:

			Class I
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 23, 2026	January 30, 2026	February 23, 2026	$0.21243	$—	$0.21243	$2,087
February 20, 2026	February 27, 2026	March 24, 2026	0.21243	—	0.21243	2,190
March 23, 2026	March 31, 2026	April 24, 2026	0.21243	—	0.21243	2,272
April 27, 2026	April 30, 2026	May 27, 2026	0.21243	—	0.21243	2,298
May 26, 2026	May 29, 2026	June 26, 2026	0.21243	—	0.21243	2,361
June 26, 2026	June 30, 2026	July 27, 2026	0.21243	—	0.21243	2,505

			Class S
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 23, 2026	January 30, 2026	February 23, 2026	$0.19506	$—	$0.19506	$1
February 20, 2026	February 27, 2026	March 24, 2026	0.19506	—	0.19506	1
March 23, 2026	March 31, 2026	April 24, 2026	0.19506	—	0.19506	10
April 27, 2026	April 30, 2026	May 27, 2026	0.19506	—	0.19506	19
May 26, 2026	May 29, 2026	June 26, 2026	0.19506	—	0.19506	20
June 26, 2026	June 30, 2026	July 27, 2026	0.19506	—	0.19506	20

			Class D
Declaration Date	Record Date	Payment Date	Regular Distribution Per Share	Variable Distribution Per Share	Total Distribution Per Share	Distribution Amount
January 23, 2026	January 30, 2026	February 23, 2026	$0.20732	$—	$0.20732	$—	*
February 20, 2026	February 27, 2026	March 24, 2026	0.20732	—	0.20732	—	*
March 23, 2026	March 31, 2026	April 24, 2026	0.20732	—	0.20732	—	*
April 27, 2026	April 30, 2026	May 27, 2026	0.20732	—	0.20732	—	*
May 26, 2026	May 29, 2026	June 26, 2026	0.20732	—	0.20732	—	*
June 26, 2026	June 30, 2026	July 27, 2026	0.20732	—	0.20732	—	*

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

The following table presents the repurchases of Common Shares pursuant to the Company’s share repurchase plan for the six months ended June 30, 2026 (dollar amounts in thousands):

Repurchase Request Deadline	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date (all classes)	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase plan (3)
April 24, 2026	23,351	<1.00%	24.82	March 31, 2026	580	—
January 28, 2026	—	—	—	December 31, 2025	—	—

The following table presents the repurchases of Common Shares pursuant to the Company’s share repurchase plan for the six months ended June 30, 2025 (dollar amounts in thousands):

Repurchase Request Deadline	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date (all classes)	Amount Repurchased (all classes) (2)		Maximum number of shares that may yet be purchased under the repurchase plan (3)
April 24, 2025	2	<1.00%	24.95	March 31, 2025	—	*	—
January 28, 2025	—	—	—	December 31, 2024	—		—

* Less than $500

(1)Percentage is based on total shares as of the close of the previous calendar quarter.

(2)Amounts shown net of Early Repurchase Deduction.

(3)All repurchase requests were satisfied in full.

Borrowings

Revolving Credit Facility

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

Asset Based Lending Facility

On May 5, 2026, the SPV entered into the Asset-Based Lending Facility with Deutsche Bank AG, New York Branch, as facility agent, and State Street Bank and Trust Company, as collateral agent and collateral custodian, the Company, as equityholder and servicer, the SPV, as borrower, and the lenders from time to time party thereto.

The Asset-Based Lending Facility is secured by substantially all assets in the SPV’s portfolio, including a first‑priority security interest (subject to permitted liens) in loan assets and related accounts and cash and cash equivalents, in each case as described in the Asset-Based Lending Facility. Borrowings under the Asset-Based Lending Facility bear interest at a per annum rate equal to an applicable margin plus a benchmark rate for the applicable currency (for Dollar advances, three‑month Term Secured Overnight Financing Rate; for Euro advances, Euro Interbank Offered Rate; for Sterling advances, Daily Simple Sterling Overnight Index Average; for Canadian‑dollar advances, Term Canadian Overnight Repo Rate Average; and for Australian‑dollar advances, Bank Bill Swap Rate), in each case subject to a 0.25% floor.

The initial facility amount of the Asset-Based Lending Facility is $100 million, with an accordion feature that permits increases, with the consent of the facility agent and the lenders, up to an aggregate commitment of $500 million. The Asset-Based Lending Facility has a revolving period that ends on the date that is three years after the Closing Date (which may be extended with lender consent), and a final maturity on the earliest of (i) the date that is two years after the end of the revolving period and (ii) certain earlier termination events provided in the Asset-Based Lending Facility.

Promissory Notes

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

The following table presents outstanding borrowings as of June 30, 2026 (dollar amounts in thousands):

	June 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion(1)	Amount Available(2)
Revolving Credit Facility	$175,000	$89,850	$89,850	$85,150	$85,150
Asset-Based Lending Facility	100,000	58,000	58,000	42,000	12,651
Promissory Notes Payable	220	215	215	—	—
Total	$275,220	$148,065	$148,065	$127,150	$97,801

(1) The unused portion is the amount upon which commitment fees, if any, are based.

(2) The amount available reflects any limitations related to the credit and lending facility’s borrowing base.

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

As of June 30, 2026, one loan investment was on non-accrual status. Subsequent to June 30, 2026, the Company identified significant underperformance in that investment and accordingly, the Company does not expect to recover its full value.

On July 28, 2026 the Company declared a distribution of $0.21243 per Class I Share, $0.19506 per Class S Share, and $0.20732 per Class D Share, which is payable on August 28, 2026 to shareholders of record as of July 31, 2026.

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

Based on the Consolidated Statement of Assets and Liabilities as of June 30, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in investment (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$12,810	$(4,436)	$8,374
Up 200 basis points	8,540	(2,957)	5,583
Up 100 basis points	4,268	(1,479)	2,789
Down 100 basis points	(4,268)	1,479	(2,789)
Down 200 basis points	(8,368)	2,957	(5,411)

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

Item 4. Controls and Procedures

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

(c) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026 none of our trustees or officers (as defined in Rule 16a-1-(f) of the Exchange Act) adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

PGIM PRIVATE CREDIT FUND

Date: August 13, 2026	By:	/s/ Stuart S. Parker
	Name:	Stuart S. Parker
	Title:	President and Principal Executive Officer (Authorized Signatory)

Date: August 13, 2026	By:	/s/ Christian J. Kelly
	Name:	Christian J. Kelly
	Title:	Chief Financial Officer (Principal Financial Officer)